Form 10-Q
period 2017-09-30
CM Seven Star Acquisition Corp
filed 2017-12-05
CIK 1713539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:

CM SEVEN STAR ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 1003-1004, 10/F, ICBC Tower Three Garden Road, Central, Hong Kong

(Address of principal executive offices)

+852 6358 5597

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of December 4, 2017, 26,323,092 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CM SEVEN STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash	$188,929	$—
Prepaid assets associated with initial public offering	25,000	75,000
Deferred offering costs	388,470	—
Total assets	$602,399	$75,000

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$81,748	$—
Due to related parties	10,144	84,502
Advance from Sponsor	500,000	—
Total current liabilities	591,892	84,502

Commitments

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,312,500 shares (1) and 1 share issued and outstanding at September 30, 2017 (2) and December 31, 2016	431	—
Additional paid-in capital	24,569	—
Accumulated deficit	(14,493)	(9,502)
Total shareholders’ equity (deficit)	10,507	(9,502)

Total Liabilities and Shareholders’ Equity	$602,399	$75,000

(1)	Excludes an aggregate of additional 862,500 shares issued to the Initial Shareholders on October 25, 2017 (Note 5).
(2)	Includes an aggregate of 15,927 shares held by the Initial Shareholders that were forfeited to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of these condensed financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2017

Formation and operating costs	$2,612	$5,032
Loss from operations	2,612	5,032
Other income
Interest income	(41)	(41)
Total other income	(41)	(41)
Net loss	$2,571	$4,991

Weighted average shares outstanding, basic and diluted (1)	4,005,495	1,340,074

Basic and diluted net loss per ordinary share (1)	$0.00	$0.00

(1)	Shares and per share figures have been retrospectively reflected the issuance of additional 862,500 shares to the Initial Shareholders on October 25, 2017 for an aggregate amount of $6,038.

The accompanying notes are an integral part of these condensed financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017

 (Unaudited)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2016	1	$—	$—	$(9,502)	$(9,502)

Cancellation of ordinary shares to director	(1)	—	—	—	—

Issuance of ordinary shares to Initial Shareholders (1) (2)	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(4,991)	(4,991)

Balance as of September 30, 2017	4,312,500	$431	$24,569	$(14,493)	$10,507

(1)	Excludes an aggregate of additional 862,500 shares issued to the Initial Shareholders on October 25, 2017 (Note 5).
(2)	Includes an aggregate of 15,927 shares held by the Initial Shareholders that were forfeited to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of these condensed financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2017

 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(4,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	1,115
Net cash used in operating activities	(3,876)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares to initial shareholders	25,000
Proceeds from sponsor loan	500,000
Repayment of advances from related party	(84,502)
Payments of deferred offering costs	(247,693)
Net cash provided by financing activities	192,805

Net Change in Cash	188,929
Cash - Beginning	—
Cash - Ending	$188,929

Supplemental Disclosure of Non-cash Financing Activities:
Increase in accounts payable and accrued expenses for deferred offering costs	$81,748
Increase in due to related parties for deferred offering costs	$9,029

The accompanying notes are an integral part of these condensed financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Note 1 — Organization and Business Operations

Organization and General

CM Seven Star Acquisition Corporation (the “Company”) is a newly incorporated blank check company incorporated on November 28, 2016, under the laws of the Cayman Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

As of September 30, 2017, the Company had not yet commenced any operations. All activity through September 30, 2017 relates to the Company’s formation and the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statements for the Company’s initial public offering (“Initial Public Offering”) were declared effective on October 25, 2017. On October 30, 2017, the Company consummated the Initial Public Offering of 18,000,000 units (“Units” or “Public Units” and, with respect to the ordinary shares included in the Public Units being offered, the “Public Shares”), generating gross proceeds of $180,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 475,000 units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor (the “Sponsor”), generating gross proceeds of $4,750,000, which is described in Note 4.

Contained in the underwriting agreement for the Public Offering is an overallotment option allowing the underwriters to purchase from the Company up to an additional 2,700,000 Public Units and the sale of an additional 54,000 Private Units at $10.00 per Unit (as described in Note 3 – Initial Public Offering and Note 4 - Private Placement). The Company received a commitment from the Sponsor to purchase additional Private Units in order to maintain the amount of cash in the Trust equal to $10.00 per Public Share (as described in Note 4 - Private Placement).

On November 3, 2017, the underwriters exercised the option in part and purchased 2,636,293 Public Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $26,362,930. Simultaneously with the sale of the over-allotment Public Units, the Company consummated the private placement of an additional 52,726 Private Units at a price of $10.00 per Unit, generating total additional gross proceeds of $527,260.

Trust Account

Following the closing of the Initial Public Offering on October 30, 2017, an amount of $180,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”). Following the closing of underwriters’ exercise of over-allotment option on November 3, 2017, an additional $26,362,930 of net proceeds ($10.00 per Unit) was placed in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $206,362,930.

The funds in the Trust Account can be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below, except that interest earned on the Trust Account can be released to pay the Company’s income or other tax obligations.

 Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The Company will provide its shareholders with the opportunity to redeem all or a portion of their shares included in the Public Units sold in the Initial Public Offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (defined in Note 5- Related Party Transactions) have agreed to vote their initial shares and private shares, as well as any public shares acquired in or after this offering, in favor of any proposed business combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have 15 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, it will trigger the automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. However, if the Company anticipates that it may not be able to consummate a Business Combination within 15 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate a Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $2,063,629 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the initial Business Combination, or, at the lender’s discretion, converted upon consummation of the Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of a Business Combination. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate its initial Business Combinations, such insiders (or their affiliates or designees) may deposit the entire amount required.

The amount in the Trust Account (less the aggregate nominal par value of the shares of the Company’s public shareholders) under the Companies Law will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, the Company is able to pay the debts as they fall due in the ordinary course of business. If the Company is forced to liquidate the Trust Account, the public shareholders would be distributed the amount in the Trust Account calculated as of the date that is two days prior to the distribution date (including any accrued interest).

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The Initial Shareholders have agreed to (i) vote their insider shares (as well as any ordinary shares acquired in or after the offering) in favor of any proposed Business Combination (ii) waive their conversion rights with respect to their initial shares (as well as any ordinary shares acquired in or after the offering) in connection with the consummation of a Business Combination, (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their initial shares if the Company fails to consummate a Business Combination within the Combination Period and (iv) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares in conjunction with any such amendment.

Liquidation

However, the holders of the initial shares will not participate in any liquidation distribution with respect to such securities. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering. In order to protect the amounts held in the Trust Account, the Company’s Chairman and Chief Executive Officer has contractually agreed, pursuant to a written agreement to the Company, that if the Company liquidates the Trust Account prior to the consummation of a business combination, it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the affiliate of the sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Company’s Chairman and Chief Executive Officer will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Company will pay the costs of liquidating the trust account from the remaining assets outside of the trust account. If such funds are insufficient, the Sponsor has contractually agreed to advance the Company the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $18,500) and has contractually agreed not to seek repayment for such expenses.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and December 31, 2016.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding for the period, excluding ordinary shares subject to forfeiture. Weighted average shares outstanding were adjusted to retrospectively reflect the issuance of additional 862,500 shares to the Initial Shareholders on October 25, 2017 for an aggregate amount of $6,038. Weighted average shares were reduced for the effect of an aggregate of 675,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 3 and 5). At September 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings (loss) of the Company. As a result, diluted loss per common share is the same as basic loss per ordinary shares for the periods.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on November 28, 2016, the evaluation was performed for upcoming 2017 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The provision for income taxes was deemed to be immaterial for the period from formation through September 30, 2017.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on October 30, 2017, the Company sold 18,000,000 Units at a purchase price of $10.00 per Unit. On November 3, 2017, in connection with the underwriters’ exercise of their over-allotment option, the Company consummated the sale of an additional 2,636,293 Public Units at $10.00 per Unit. Each Unit consists of one ordinary share, one-half of one redeemable warrant (“Public Warrant”), and one right (“Public Right”). Each whole redeemable warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 (see Note 7). No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Every 10 Public Rights will convert automatically into one share of ordinary shares upon consummation of a Business Combination (see Note 7). On November 3, 2017, the underwriters canceled the remainder for the over-allotment option.

Note 4 - Private Placements

Simultaneously with the Initial Public Offering, the Company’s Sponsor purchased an aggregate of 475,000 Private Units at $10.00 per Unit (for a total purchase price of $4,750,000). On November 3, 2017, in connection with the underwriters’ partial exercise of their over-allotment option, the Company consummated the sale of additional 52,726 Private Units at $10.00 per Unit. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account.

The Private Units are identical to the units sold in the Initial Public Offering except the Private Units will be non-redeemable. The purchasers of the Private Units have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares) until the completion of the Business Combination.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 – Related Party Transactions

Insider Shares

On July 11, 2017, the Company issued 4,312,500 shares (“Insider Shares”) of ordinary shares to the shareholders (“Initial Shareholders”) for an aggregate amount of $25,000. On October 25, 2017, additional 862,500 shares of the Company were issued to the Initial Shareholders for an aggregate amount of $6,038. The 5,175,000 Insider Shares include an aggregate of up to 675,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Shareholders will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 3, 2017, 15,927 Insider Shares were forfeited to the extent that the underwriters’ over-allotment was exercised in part. The Initial Shareholders maintains 20% of the Company’s issued and outstanding shares after the Initial Public Offering and the exercise of the over-allotment.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until (1) with respect to 50% of the Insider Shares, the earlier of one year after the date of the consummation of the Business Combination and the date on which the closing price of the common shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Business Combination and (2) with respect to the remaining 50% of the Insider Shares, one year after the date of the consummation of the Business Combination, or earlier, in either case, if, subsequent to the Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their common shares for cash, securities or other property.

Related Party Advances

On July 4, 2017, the Sponsor loaned the Company $300,000 for costs associated with the Initial Public Offering. On September 1, 2017, the Sponsor loaned the Company an additional $200,000. The loans are non-interest bearing, unsecured and due on demand. The Company repaid the Sponsor a total of $500,000 from the proceeds of the Initial Public Offering not being placed in the Trust Account on October 31, 2017. On October 24, 2017 and October 26, 2017, the Sponsor advanced the Company an additional $71,000 and $7,507, respectively, for costs associated with the Initial Public Offering. These advances were repaid by the Company on November 8, 2017.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

For the period from November 28, 2016 through December 31, 2016, an affiliate of the Sponsor has advanced to the Company an aggregate of $84,502 in regards to the formation costs and costs associated with the Initial Public Offering. Such advances were non-interest bearing. These advances were repaid by the Company on July 17, 2017. As of September 30, 2017, the amount due to related parties was $10,144 as a result of the deferred offering costs and formation costs paid by the Company’s officers on behalf of the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors, or their respective affiliates may, but are not obligated to, loan the Company funds from time to time or at any time (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $500,000 of the Working Capital Loans may be converted into Private Units at a price of $10.00 per Unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 ordinary shares issuable upon exercise of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). If the Company does not complete the Business Combination, the loans would not be repaid.

Note 6 – Commitments & Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into October 30, 2017, the holders of the Insider Shares, Private Units (and their underlying securities), and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,700,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

On October 30, 2017, the underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $3,600,000. On November 3, 2017, the underwriters exercised its over-allotment option to the extent of additional 2,636,293 Public Units of the Company. Therefore, an additional underwriting discount amount of $527,259 were paid to the underwriters accordingly.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. (“EBC”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with an Business Combination. The Company will pay EBC a cash fee equal to 3.5% of the gross proceeds raised in the offering for such services upon the consummation of the Business Combination (exclusive of any applicable finders’ fees which might become payable), provided that up to 1.0% of the gross proceeds raised in the offering payable to EBC may be allocated at the Company’s sole discretion to one or more advisors that assist in identifying and consummating an Business Combination. The Company will also reimburse EBC for up to $20,000 of its reasonable costs and expenses incurred by it (including reasonable fees and disbursements of counsel) in connection with the performance of its services.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Note 6 – Commitments & Contingencies (cont.)

Unit Purchase Option

On October 30, 2017, the Company sold the underwriter (and/or its designees), for $100, an option to purchase up to 900,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $9,000,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering.

The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of this unit purchase option to be approximately $3, 271,400 (or $3.64 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 38%, (2) risk-free interest rate of 2.03% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the rights included in such units, the common stock that is issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

Note 7 — Shareholder’s Equity

Preferred Shares - The Company is authorized to issue a total of 2,000,000 preferred shares of a par value of $0.0001 each. As of September 30, 2017 and December 31, 2016, there were no shares of preferred shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue a total of 200,000,000 ordinary shares of a par value of $0.0001 each. As of September 30, 2017 and December 31, 2016, 4,312,500 shares and 1 share were issued and outstanding, respectively. On October 25, 2017, additional 862,500 shares of the Company were issued to the Initial Shareholders for an aggregate amount of $6,038.

Warrants - Each whole Public Warrant is exercisable at $11.50 per whole share and exercisable for one ordinary share. Because the warrants may only be exercised for whole numbers of shares, only a whole number of warrants may be exercised at any given time. The warrants will become exercisable on the later of the completion of a Business Combination and 12 months from October 25, 2017. If a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within 90 days following the consummation of the Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise.

The warrants issued in the Private Units (“Private Warrants”) are identical to the Public Warrants sold in this offering except the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The Company may redeem the outstanding warrants (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon a minimum of 30 days’ prior written notice of redemption,

●	if, and only if, the last sales price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of the initial Business Combination, even if the holder of a Public Right converted all ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s articles of association with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional ordinary shares upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law. As a result, the holders of the rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the trust account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the trust account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial business combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to CM Seven Star Acquisition Corporation, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We were incorporated on November 28, 2016 as a Cayman Islands exempted company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location. We intend to utilize cash derived from the proceeds of our initial public offering, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On July 11, 2017, we issued 4,312,500 shares (“Insider Shares”) of ordinary shares to the shareholders (“Initial Shareholders”) for an aggregate amount of $25,000. On October 25, 2017, an additional 862,500 shares of the Company were issued to the Initial Shareholders for an aggregate amount of $6,038. The 5,175,000 Insider Shares included an aggregate of up to 675,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full, so that the Initial Shareholders would own 20% of our issued and outstanding shares after the Initial Public Offering. On November 3, 2017, 15,927 Insider Shares were forfeited.

On October 30, 2017, we consummated our initial public offering (“IPO”) of 18,000,000 units (the “Units”). Each Unit consists of one ordinary share (the “Ordinary Shares”), one-half of a redeemable warrant, and one right to receive 1/10 of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $180,000,000. We granted the underwriters a 45-day option to purchase up to 2,700,000 additional Units to cover over-allotments. Simultaneously with the closing of the IPO, we consummated a private placement (“Private Placement”) with Shareholder Value Fund, our sponsor (“Sponsor”), of 475,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating gross proceeds of $4,750,000.

As of October 30, 2017, a total of $180,000,000 of the net proceeds from the sale of the Units in the IPO and the Private Placement were in a trust account established for the benefit of our public shareholders.

On November 3, 2017, the underwriters exercised the option in part and purchased 2,636,293 Public Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $26,362,930. Simultaneously with the sale of the over-allotment Public Units, we consummated a private placement of 52,726 Private Units at a price of $10.00 per Unit, generating total additional gross proceeds of $527,260. On November 3, 2017, the underwriters canceled the remainder of the over-allotment option.

A total of $206,362,930 of the net proceeds from the sale of Units in the initial public offering (including the over-allotment option units) and the private placements on October 30, 2017 and November 3, 2017, were placed in a trust account established for the benefit of the Company’s public shareholders. The Company incurred offering costs totaling approximately $8,280,000, consisting of $4,127,259 in underwriting discounts and commissions, plus $881,326 of other cash expenses, and a non-cash charge of $3,271,400. After completion of the above offerings and payment of related cash expenses, the Company had an available cash balance not held in the Trust Account of approximately $929,000 as of November 3, 2017.

An audited balance sheet as of October 30, 2017 reflecting receipt of the net proceeds from the Initial Public Offering and the Private Placement on October 30, 2017, was previously filed on a Current Report on Form 8-K dated October 30, 2017. The Company’s unaudited pro forma balance sheet as of October 30, 2017, reflecting receipt of the proceeds from the sale of the over-allotment Units and the private placement on November 3, 2017, was previously filed on a Current Report on Form 8-K dated November 3, 2017.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to September 30, 2017 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2017 and nine months ended September 30, 2017, we had a net loss of $2,571 and $4,991, respectively, which was comprised of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2017, we had $188,929 in cash and a working capital deficiency of $402,963 (excluding prepaid assets and deferred offering costs). As of December 31, 2016, we did not have any bank accounts and did not have any cash.

Our liquidity needs have been satisfied to date through receipt of $31,038 from the sale of the Insider Shares and loans from our Sponsor, in an aggregate amount of $500,000, which was repaid subsequent to the IPO, an advance from an affiliate of our Sponsor in an aggregate amount of $84,502, which was repaid out of the loan from our Sponsor, and direct payment for fees by our officers on behalf of us and the funds received in the IPO and Private Placement that are held outside the trust account.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a cash fee equal to 3.5% of the gross proceeds of the IPO payable to EarlyBirdCapital, Inc. upon consummation of our initial business combination for assisting us in connection with such business combination. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $500,000 outside of our trust account will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time.

If our estimates of the costs of undertaking due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 -- Significant Accounting Policies, of the Notes to unaudited Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2017, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On October 30, 2017, the Company consummated its initial public offering (“IPO”) of 18,000,000 units (the “Units”). Each Unit consists of one ordinary share (the “Ordinary Shares”), one-half of a redeemable warrant, and one right to receive 1/10 of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $180,000,000. The Company granted the underwriters a 45-day option to purchase up to 2,700,000 additional Units to cover over-allotments, if any. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) with Shareholder Value Fund, our sponsor (“Sponsor”), of 475,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $4,750,000. Subsequently, the underwriters exercised the over-allotment option in part and, on November 3, 2017, the underwriters purchased 2,636,293 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $26,362,930. On November 3, 2017, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 52,726 Private Units, generating gross proceeds of $527,260. On November 3, 2017, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company canceled an aggregate of 15,927 ordinary shares issued to Shareholder Value Fund, the Company’s sponsor, prior to the IPO and Private Placement. . As of November 3, 2017, a total of $ 206,362,930 of the net proceeds from the sale of the Units in the IPO (including the over-allotment) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders.

The Private Units are identical to the Units sold in the IPO except that the warrants included in the Price Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Furthermore, our Sponsor has agreed (A) to vote the Ordinary Shares underlying the Private Units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 15 months from the closing of the IPO (or 18 months, as applicable) unless we provide dissenting public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Our Sponsor has also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

As of November 3, 2017, a total of $206,362,930 of the net proceeds from the IPO (including the over-allotment) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $4,127,259 in underwriting discounts and commissions (not including the 3.5% underwriting commission payable at the consummation of initial business combination) and $881,326 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CM SEVEN STAR ACQUISITION CORPORATION

By:	/s/ Bing Lin
Bing Lin
Chairman, Chief Executive Officer and Director (Principal executive officer)

By:	/s/ Stephen N. Cannon
Stephen N. Cannon
President, Chief Financial Officer and Director (Principal financial and accounting officer)

Date: December 5, 2017