Form 10-K
period 2017-12-31
CM Seven Star Acquisition Corp
filed 2018-04-16
CIK 1713539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 333-220510

CM SEVEN STAR ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 1306, 13/F, AIA Central,
1 Connaught Road,Central, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   +852 3796 2750

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.0001	Nasdaq Capital Market
par value, one-half of a Redeemable Warrant to
acquire an Ordinary Share, and one Right to acquire
one-tenth (1/10) of an Ordinary Share

Ordinary Shares	Nasdaq Capital Market

Warrants	Nasdaq Capital Market

Rights	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At June 30, 2017, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s ordinary shares as of April 16, 2018 was 26,323,092.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CM SEVEN STAR ACQUISITION CORPORATION

Annual Report on Form 10-K for the Year Ended December 31, 2017

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

·	ability to complete our initial business combination;

·	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

·	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

·	potential ability to obtain additional financing to complete our initial business combination;

·	pool of prospective target businesses;

·	the ability of our officers and directors to generate a number of potential investment opportunities;

·	potential change in control if we acquire one or more target businesses for stock;

·	the potential liquidity and trading of our securities;

·	the lack of a market for our securities;

·	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

·	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1.	BUSINESS

Introduction

CM Seven Star Acquisition Corporation is a Cayman Islands exempted company incorporated on November 28, 2016 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location. We have not selected any target business for our initial business combination.

We believe that our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers, in addition to the geographical reach of our affiliates, will enable us to pursue a broad range of opportunities. Our management team has significant experience in engaging in cross-border business in Asia, Europe, and the U.S., and understands the cultural, business and economic differences and opportunities that will allow us to negotiate a transaction.

In addition to our management team, our sponsor, Shareholder Value Fund (our “Sponsor”), is a Cayman Islands exempted company structured as a hedge fund controlled by its Board of Directors, which has selected CM Asset Management (Hongkong) Company Limited (“CMAM”) to serve as the investment manager for the fund. CMAM is a wholly owned subsidiary of China Minsheng Financial Holding Corporation Limited, a HKSE listed Company [Ticker: 245 HK]. On October 30, 2017, we consummated our initial public offering (“IPO”) of 18,000,000 units (the “Units”). Each Unit consists of one ordinary share (the “Ordinary Shares”), one-half of a redeemable warrant (the “Public Warrants”) and one right to receive 1/10 of an Ordinary Share upon the consummation of our initial business combination (the “Rights”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $180,000,000. The Company granted the underwriters a 45-day option to purchase up to 2,700,000 additional Units to cover over-allotments, if any.

On October 30, 2017, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with our Sponsor of 475,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $4,750,000. The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units (i) may be exercised on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in each case as long as they are held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the Private Units.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

The underwriters exercised the over-allotment option in part and, on November 3, 2017, the underwriters purchased 2,636,293 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $26,362,930. On November 3, 2017, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 52,726 Private Units to our Sponsor, generating gross proceeds of $527,260. On November 3, 2017, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company canceled an aggregate of 15,927 Ordinary Shares issued to our Sponsor prior to the IPO and Private Placement.

A total of $206,362,930 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placements on October 30, 2017 and November 3, 2017 were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination within 15 months (or 18 months, if extended) from the date of the IPO. On November 6, 2017, our ordinary shares, warrants and rights underlying the Units sold in our IPO began to trade separately on a voluntary basis.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

Competitive strengths

We believe our specific competitive strengths to be the following:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company, such as our lack of an operating history and our requirements to seek shareholder approval of any proposed initial business combination and provide holders of public shares the opportunity to convert their shares into cash from the trust account, as a deterrent, and may prefer to effect a business combination with a more established entity or with a private company.

Transaction flexibility

We offer a target business a variety of options, such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and it may not be available to us.

Management Experience

We believe that our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers, in addition to the geographical reach of our affiliates, will enable us to pursue a broad range of opportunities. Our management team has significant experience in engaging in cross-border business in Asia, Europe, and the U.S., and understands the cultural, business and economic differences and opportunities that will allow us to negotiate a transaction.

Competitive Weaknesses

We believe our competitive weaknesses to be the following:

Limited Financial Resources

Our financial reserves will be relatively limited when contrasted with those of venture capital firms, leveraged buyout firms and operating businesses competing for acquisitions. In addition, our financial resources could be reduced because of our obligation to convert shares held by our public shareholders as well as any tender offer we conduct.

Lack of experience with blank check companies

Our management team is not experienced in pursuing business combinations on behalf of blank check companies. Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses.

Limited technical and human resources

As a blank check company, we have limited technical and human resources. Many venture capital funds, leveraged buyout firms and operating businesses possess greater technical and human resources than we do and thus we may be at a disadvantage when competing with them for target businesses.

Delay associated with shareholder approval or tender offer

We may be required to seek shareholder approval of our initial business combination. If we are not required to obtain shareholder approval of an initial business combination, we will allow our shareholders to sell their shares to us pursuant to a tender offer. Both seeking shareholder approval and conducting a tender offer will delay the consummation of our initial business combination. Other companies competing with us for acquisition opportunities may not be subject to similar requirement, or may be able to satisfy such requirements more quickly than we can. As a result, we may be at a disadvantage in competing for these opportunities.

Effecting an Acquisition Transaction

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the IPO. We intend to utilize cash derived from the proceeds of the IPO and the Private Placements, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of the IPO and the Private Placements are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in the IPO were investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

We have not selected any target business for our initial business combination and we have not (nor has anyone on our behalf), directly or indirectly, engaged in any substantive discussions with a target business with respect to a business combination transaction with us. As a result, we may not be able to locate a target business, and we may not be able to engage in a business combination with a target business on favorable terms or at all.

Sources of Target Businesses

While we have not yet identified any initial business combination candidates, we believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from our Sponsor and its investment manager, or from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have known what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. As of the date of this report, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.

Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

·	financial condition and results of operation;

·	growth potential;

·	brand recognition and potential;

·	return on equity or invested capital;

·	market capitalization or enterprise value;

·	experience and skill of management and availability of additional personnel;

·	capital requirements;

·	competitive position;

·	barriers to entry;

·	stage of development of the products, processes or services;

·	existing distribution and potential for expansion;

·	degree of current or potential market acceptance of the products, processes or services;

·	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

·	impact of regulation on the business;

·	regulatory environment of the industry;

·	costs associated with effecting the business combination;

·	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

·	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business. The retention of our officers and directors following the completion of any business combination will not be a material consideration in our evaluation of a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an initial business combination with an entity that is affiliated with any of our officers, directors or insiders and are therefore required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view, we may ask that banking firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our shareholders.

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail simultaneous business combinations with several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our initial business combination with only a single entity, our lack of diversification may:

·	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination, and

·	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously consummate our initial business combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With a business combination with several businesses, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholder Approval of Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would otherwise require us to seek shareholder approval or whether we were deemed to be a foreign private issuer (which would require us to conduct a tender offer rather than seeking shareholder approval under SEC rules). If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 15 months from the closing of the IPO (or 18 months, if extended) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction, we would need only 893,974 of our public shares (or approximately 4.3% of our public shares) to be voted in favor of the transaction in order to have such transaction approved.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase Units or Ordinary Shares from persons in the open market or in private transactions (other than the Private Units). However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination within 15 months, we may extend the period of time to consummate a business combination by an additional three months (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC simultaneously with the closing of the IPO, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $2,063,629 as the underwriters’ over-allotment option was exercised in part ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The conversion rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company

Our initial shareholders, officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO, in the IPO or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under Cayman Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation if No Business Combination

If we do not complete a business combination within 15 months from the consummation of the IPO, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months (for a total of up to 18 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $2,063,629 as the underwriters’ over-allotment option was exercised in part ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

The amount in the trust account (less approximately $2,064 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our Sponsor has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares and private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be $10.00.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Bing Lin, a member of our Board of Directors, agreed that, if we liquidate the trust account prior to the consummation of a business combination, he will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that he will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution could be less than $10.00 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.00 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

·	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

·	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;

·	NASDAQ may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

·	our outstanding warrants, rights and unit purchase options and the potential future dilution they represent;

·	our obligation to pay EarlyBirdCapital a fee of 3.5% of the gross proceeds of the IPO upon consummation of our initial business combination pursuant to the business combination marketing agreement (as described in the prospectus relating to the IPO);

·	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

·	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

·	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms. Furthermore, the fact that we will not be required to pay our underwriters any deferred compensation upon consummation of an initial business combination may give us a competitive advantage over other similarly structured blank check companies.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive offices at Suite 1306, 13/F, AIA Central, 1 Connaught Road, Central, Hong Kong. The investment manager of our sponsor, CM Asset Management (Hongkong) Company Limited, is providing us this space free of charge. We consider our current office space adequate for our current operations.

Employees

We have five executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at Suite 1306, 13/F, AIA Central, 1 Connaught Road, Central, Hong Kong. The investment manager of our sponsor, CM Asset Management (Hongkong) Company Limited, is providing us this space free of charge. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “CMSSU” on October 26, 2017. The ordinary shares, warrants and rights comprising the units began separate trading on Nasdaq on November 6, 2017, under the symbols “CMSS”, “CMSSW” and “CMSSR”, respectively.

The table below sets forth the high and low closing sale prices of units, ordinary shares, warrants and rights reported by Nasdaq for the period from October 26, 2017 (the date on which our units were first traded on Nasdaq) through April 13, 2018.

	Ordinary Shares		Warrants		Rights		Units
Period Ended	High	Low	High	Low	High	Low	High	Low
October 31, 2017	N/A	N/A	N/A	N/A	N/A	N/A	$10.01	$10.00
December 31, 2017	$9.66	$9.59	$0.30	$0.25	$0.35	$0.25	$10.07	$9.93
January 1, 2018 through April 13, 2018	$9.80	$9.63	$0.38	$0.20	$0.35	$0.21	$10.35	$9.97

Holders of Record

At March 31, 2018, there were 26,323,092 of our ordinary shares issued and outstanding held by 10 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On October 30, 2017, we consummated our IPO of 18,000,000 Units. Each Unit consists of one Ordinary Share, one-half of a redeemable Public Warrant and one Right to receive 1/10 of an Ordinary Share upon the consummation of our initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $180,000,000. The Company granted the underwriters a 45-day option to purchase up to 2,700,000 additional Units to cover over-allotments, if any.

On October 30, 2017, simultaneously with the consummation of the IPO, we consummated a private placement with our Sponsor of 475,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $4,750,000. The underwriters exercised the over-allotment option in part and, on November 3, 2017, the underwriters purchased 2,636,293 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $26,362,930. On November 3, 2017, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 52,726 Private Units to our Sponsor, generating gross proceeds of $527,260. On November 3, 2017, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company canceled an aggregate of 15,927 Ordinary Shares issued to our Sponsor prior to the IPO and Private Placement.

The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units (i) may be exercised on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in each case as long as they are held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement relating to the IPO) until the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the Private Units.

Upon the closing of the above transactions, a total of $206,362,930 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placements on October 30, 2017 and November 3, 2017 were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of December 31, 2017, cash and cash equivalents held in trust totaled $206,785,848.

We paid a total of $4,127,260 in underwriting discounts and commissions and $881,326 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were formed on November 28, 2016 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location. We have not selected any target business for our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On October 30, 2017, we consummated our IPO of 18,000,000 Units. Each Unit consists of one Ordinary Share, one-half of a redeemable Public Warrant and one Right to receive 1/10 of an Ordinary Share upon the consummation of our initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $180,000,000. The Company granted the underwriters a 45-day option to purchase up to 2,700,000 additional Units to cover over-allotments, if any. On October 30, 2017, simultaneously with the consummation of the IPO, we consummated a private placement with our Sponsor of 475,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $4,750,000. The underwriters exercised the over-allotment option in part and, on November 3, 2017, the underwriters purchased 2,636,293 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $26,362,930. On November 3, 2017, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 52,726 Private Units to our Sponsor, generating gross proceeds of $527,260. On November 3, 2017, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company canceled an aggregate of 15,927 Ordinary Shares issued to our Sponsor prior to the IPO and Private Placement.

As of December 31, 2017, a total of $206,362,930 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to October 25, 2017 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the year ended December 31, 2017, we had a net income of $337,250. During the year ended December 31, 2017, we incurred $85,806 of Formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses, and we recorded $423,056 of interest income from investments in our Trust Account. For the period from November 28, 2016 (Inception) through December 31, 2016, we had net losses of $9,502, which was comprised of formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2017, we had cash outside our trust account of $165,405, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

Our liquidity needs have been satisfied to date through receipt of $31,038 from the sale of the insider shares, advances from our sponsor and an affiliate of our sponsor in an aggregate amount of $663,009, which were repaid upon our IPO and not outstanding as of December 31, 2017, and the remaining net proceeds from our IPO and Private Placements.

Additionally, on April 9, 2018, our sponsor agreed to loan to us an additional $500,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which we consummate a business combination. In the event that we are unable to consummate a business combination, as described in the prospectus relating to the IPO, the balance of such note will be forgiven and our sponsor will not be entitled to any payment thereunder. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, and any additional funding from our sponsor’s promissory note commitment, to acquire a target business or businesses and to pay our expenses relating thereto, including a cash fee equal to 3.5% of the gross proceeds of the IPO payable to the representative of the underwriters upon consummation of our initial business combination for assisting us in connection with such business combination. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $165,405 outside of our trust account as of December 31, 2017, combined with the additional funding available from our sponsor’s promissory note commitment, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

 If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of April 16, 2018.

Name	Age	Position
Anthony Ho	52	Non-executive Chairman of the Board
Sing Wang	54	Chief Executive Officer and Director
Stephen N. Cannon	50	President, Chief Financial Officer and Director
Alan Chow	39	Chief Operating Officer
Bing Lin	46	Director
Jiong Shao	49	Director
Michele Smith	47	Director
Maryann Tseng	41	Director

Below is a summary of the business experience of each of our executive officers and directors

Anthony Ho has been our non-executive Chairman of the Board since February 19, 2018. Mr. Ho has been Chief Investment Officer of China Minsheng Financial Holding Corporation Limited since September 2017. From October 2015 to May 2017, Mr. Ho was Deputy Chief Executive Officer and Chief Investment Officer of Amundi Hong Kong Limited. From September 2014 to September 2015, Mr. Ho was Chief Executive Officer of CIFM Asset Management (Hong Kong) Limited. From March 2013 to September 2014, Mr. Ho was Managing Director of JF Asset Management Limited. From September 2009 to December 2012, Mr. Ho was Managing Director and Deputy Chief Executive Officer of China Asset Management (Hong Kong) Limited. From January 1994 to August 2009, Mr. Ho held multiple senior positions at Fidelity International in Hong Kong and London. From February 1988 to February 1992, Mr. Ho was a senior accountant at Arthur Andersen & Co. Mr. Ho received a Bachelor of Commerce degree from University of Queensland in 1987 and an Master of Business Administration from University of New South Wales in 1993. Mr. Ho is a Certified Practicing Accountant in Australia and a fellow member of the Hong Kong Institute of Certified Public Accountants.

Sing Wang has been our Chief Executive Officer and Director since February 19, 2018. Mr. Wang has served as the Chairman of TKK Capital, a private equity/wealth management company since August 2015. Since May 2017, Mr. Wang has been the Vice General Manager (non-executive) of CMIG Capital Company Limited. From February 2016 to May 2017, Mr. Wang was the Chief Executive Officer and Executive Director of China Minsheng Financial Holding Corporation Limited (HKEx: 245). Since 1991, Mr. Wang has been the founder, owner and manager of Amerinvest Group, a personal investment firm. From September 2015 until December 2017, Mr. Wang was a Senior Advisor to TPG China, Limited (Growth Platform). From May 2006 to August 2015, Mr. Wang was a Partner at TPG, served as a Co-Chairman of TPG Greater China and the Head of TPG Growth North Asia. Prior to joining TPG, Mr. Wang was the CEO and Executive Director of TOM Group Limited (HKEx: 2383) from mid-2000 to early 2006, a Chinese-language media and internet conglomerate in Greater China. Previously, Mr. Wang was with Goldman Sachs from 1993 to 2000, including serving as the Head of China High Technology in Hong Kong, and manager at HSBC Private Equity from November 1992 to June 1993, and a strategic consultant with McKinsey & Co. from November 1989 to September 1992. Mr. Wang has served on several boards, including: Independent Non-Executive Director of Sands China Limited (since July 2017 to present); Chairman of Evolution Media China (March 2016 until December 2017); Non-executive director of China Renewable Energy Investment Limited (HKEx: 987) (June 2011 to October 2015); Non-executive director of MIE Holdings Corporation (HKEx: 1555) (June 2010 to November 2015); Alternate director of Ping An Insurance (Group) Company of China, Ltd. (HKEx: 2318) (1994 to 2000); and Director of China Resources Land Limited (HKEx: 1109) (1996 to 1999). Mr. Wang graduated from Yunnan University, China, with a Bachelor of Science degree in Chemistry, and from the University of Oxford, UK, with multiple degrees including a Bachelor of Arts degree in Philosophy, Politics and Economics, an Oxford Master of Arts, and a Master of Science degree in Forestry. In addition, from June 2011 to May 2013, Mr. Wang was a member of the Listing Committee of the Stock Exchange of Hong Kong. From May 2011 to Nov 2015, Mr. Wang served as the Chairman of the Industry Policy Committee (IPC) of China Venture Capital and Private Equity Association (CVCA). He was also a Standing Committee Member of the 9th, 10th and 11th Yunnan Provincial Committee of the Chinese People’s Political Consultative Conference from January 2003 until January 2018.

Stephen N. Cannon has been our President, Chief Financial Officer and director since July 2017. Since October 2014, Mr. Cannon has been President of Everest Partners Limited, a privately owned investment firm, focused on Asian private investments. From June 2014 until July 2016, Mr. Cannon was CEO and a director of DT Asia Acquisition Corp, a Nasdaq-listed SPAC, which successfully consummated its merger with a Chinese company, China Lending Corporation (NASD: CLDC). From April 2010 until October 2014, Mr. Cannon was a Partner and Head of China for RedBridge Group Ltd, a boutique merchant banking firm focused on Chinese and Arabian Gulf cross-border investments. From June 2009 until October 2014, Mr. Cannon was a senior advisor at Ackrell & Co, a U.S. broker-dealer. From May 2007 until April 2010, Mr. Cannon served in various capacities with Hambrecht Asia Acquisition Corp., a Nasdaq-listed SPAC. Mr. Cannon was a co-founder, initial Chief Financial Officer and a director, and then VP of Acquisitions, for Hambrecht Asia Acquisition Corp. From July 2005 until October 2008, Mr. Cannon served as a Managing Director of Asian investment banking for WR Hambrecht & Co. Prior to WR Hambrecht & Co, Mr. Cannon worked at the following investment banking firms: Ackrell & Co (2003-2005); ABN-Amro Securities (2000-2002); Donaldson Lufkin & Jenrette (1994-2000); Smith Barney (1993-1994); and Salomon Brothers (1991-1993). Mr. Cannon graduated from the University of Notre Dame with a Bachelor degree in Mechanical Engineering and a Bachelor degree in Economics. Mr. Cannon is currently an advisor to the Royal family of Cambodia. In addition, he serves as a board member of the Cambodian Hotel Association.

Alan Kai Yuu Chow has been our Chief Operating Officer since July 2017. From September 2016 to April 2018, Mr. Chow has been the Head of Operations of CM Asset Management (Hongkong) Company Limited. From February 2014 to September 2016, Mr. Chow was Head of Operations and Risk Management of Neo-Criterion Capital Limited, a boutique asset manager focused on China A-Shares investment. From August 2012 to January 2014, Mr. Chow was Vice President of Operations of the Absolute Return Platform under the China Everbright umbrella, where he was responsible for running operations for this hedge fund platform. From 2005 to 2012, Mr. Chow held various roles in risk management and product control on both the buy and sell sides, including at Goldman Sachs, Deutsche Bank, HSBC, and Maple Leaf Capital. From 2000 to 2002, Mr. Chow started his career as a software designer at Nortel Networks in Canada. He graduated from Queen’s University of Canada with an MBA degree in 2003 and a Bachelor of Science degree in Electrical Engineering in 2000. Mr. Chow is a CAIA and FRM Charterholder.

Bing Lin has been our director since November 2016 and previously served as our Chairman and Chief Executive Officer from July 2017 through February 19, 2018. Mr. Lin had served as a Managing Director of CM Asset Management (Hongkong) Company Limited, the investment manager of our sponsor, from March 2016 until December 2017. From November 2014 to December 2015, Mr. Lin founded and ran Gaohui Fund, a pan-Asia long/short equity fund. From February 2012 to October 2014, Mr. Lin was an Executive Director and a member of the investment committee of Keywise Capital Management (HK) Limited. From November 2005 to December 2011, Mr. Lin was a Principal and Chief Investment Officer of MICH Investments Limited. From August 2004 to October 2005, Mr. Lin was a Portfolio Manager for SSgA’s Emerging Market Equity group. SSgA is one of the largest institutional asset managers worldwide. From September 2002 to July 2004, Mr. Lin was a research analyst of Joho Capital, LLC in New York. From January 1998 to August 2000, Mr. Lin was a CPA at Ernst & Young LLP in the United States. Mr. Lin received a B.A. in Accounting from Franklin University in 1996, an M.S. in accounting from Kent State University in 1997, and an MBA from the Harvard Graduate School of Business Administration in 2002. He lectures at Peking University as an Adjunct Professor and is a standing committee member of the Shanghai Finance Federation.

Jiong Shao has been our director since October 2017. Mr. Shao recently joined Sorrento Therapeutics, a California based Nasdaq-listed biotech company as its Executive Vice President and Chief Financial Officer. Mr. Shao was the Managing Director of CEC Capital, a financial advisory firm, from August 2017 to March 2018. From November 2015 to May 2017, Mr. Shao was a managing director and head of China TMT investment banking for Deutsche Bank in Hong Kong. Previously, from August 2010 to November 2015, Mr. Shao was a managing director with Macquarie Capital in Hong Kong and held multiple senior positions including head of Greater China TMT investment banking, head of Asia TMT equity research, head of China research and China strategist. Prior to that, Mr. Shao worked in different areas of capital markets in the financial services industry at Lehman Brothers, Deutsche Bank and Nomura International in both New York and Hong Kong since 2000. Mr. Shao obtained an MBA from the Fuqua School of Business of Duke University in 2000.

Michele Ann Smith has been our director since October 2017. Ms. Smith worked as an attorney at the New Jersey law firm of Hartmann, Doherty, Rosa, Berman & Bulbulia (HDRBB) from September 2008 to January 2013. In October 2017, Ms. Smith returned to HDRBB after a period of family leave. After graduating from Harvard Law School with honors, Ms. Smith clerked for the Honorable Susan J. Dlott, U.S. District Judge for the Southern District of Ohio, from September 1998 to September 1999. Following her clerkship, from October 1999 to June 2000, Ms. Smith worked as an associate at Vorys, Sater, Seymour & Pease LLP, in Cincinnati, Ohio, and then was the Albert M. Sacks Clinical Fellow at the Criminal Justice Institute at Harvard Law School from August 2000 to June 2002. As a Sacks Fellow, Michele spent two years representing indigent adults and juveniles in criminal and delinquency proceedings in the Massachusetts courts, and also assisted the Criminal Justice Institute’s efforts to advocate for national and local reform of the criminal and juvenile justice systems. Ms. Smith worked as an associate at Stroock & Stroock & Lavan LLP in New York City, from September 2002 to October 2003, and at Bonny Rafel LLC, an ERISA litigation boutique in New Jersey, from September 2006 to August 2008. She is a member of the New Jersey and New York bars and is on inactive status with the Massachusetts and Ohio bars.

Tzu Wen Maryann Tseng has been our director since October 2017. In October 2017, Ms. Tseng joined CLSA Limited, a brokerage and investment group, as a Managing Director. From August 2010 to September 2017, Ms. Tseng was an Executive Director with Morgan Stanley in the Institutional Equity Division, servicing global financial managers. Prior to Morgan Stanley, from July 2006 to May 2010, Ms. Tseng was a Director at Deutsche Bank and BOCI, specializing in equity markets. Ms. Tsang graduated from the University of Calgary with a Bachelor of Arts in Economics, and earned a certificate from the Stanford Senior Executive Leadership Program (including the completion of the Stanford Directors’ College in June 2017).

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Anthony Ho

Mr. Ho is well-qualified to serve as our non-executive Chairman of the Board due to his in-depth knowledge and extensive experience in the global financial industry.

Sing Wang

Mr. Wang is well-qualified to serve as our Chief Executive Officer and Director due to his in-depth knowledge and experience in the global capital markets, and specifically in private equity and public company investing, as well as his prior experience as an officer and director of public companies for over 22 years. We believe Mr. Wang’s access to contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates.

Stephen N. Cannon

Mr. Cannon is well-qualified to serve as our President, Chief Financial Officer and Director due to his in-depth knowledge and experience in the U.S. and China capital markets and his prior experience with special purpose acquisition companies.

Alan Kai Yuu Chow

Mr. Chow is well-qualified to serve as our Chief Operating Officer due to his extensive experience as a senior manager of similar investment firms.

Bing Lin

Mr. Lin is well-qualified to serve as a member of our board of directors given his significant directorship experience, in-depth knowledge and experience in the Chinese and global capital markets, and his board experience in the financial sector for over 18 years.

Jiong Shao

Mr. Shao is well-qualified to serve as a member of our board of directors due to his extensive research experience and understanding of the financial markets, and currently servicing as the CFO of a biotechnology company.

Michele Ann Smith

Ms. Smith is well-qualified to serve as a member of our board of directors given her depth and track record of successfully navigating legal issues of various scope and complexity as an attorney.

Tzu Wen Maryann Tseng

Ms. Tseng is well-qualified to serve as a member of our board of directors given her number of years of service in the global financial industry and prior experience as a board member.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on October 19, 2017.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held 2 meetings during 2017.

The members of the Audit Committee are Jiong Shao, Michele Smith and Maryann Tseng, each of whom is an independent director under NASDAQ’s listing standards. Jiong Shao is the Chairperson of the audit committee. The Board has determined that both Maryann Tseng and Jiong Shao each qualify as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

The members of the Nominating Committee are Jiong Shao, Michele Smith and Maryann Tseng, each of whom is an independent director under NASDAQ’s listing standards. Jiong Shao is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held no meetings during 2017.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Jiong Shao, Michele Smith and Maryann Tseng, each of whom is an independent director under NASDAQ’s listing standards. Jiong Shao is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

·	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

·	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

·	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

·	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under Cayman Islands law, directors owe the following fiduciary duties:

·	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

·	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

·	directors should not properly fetter the exercise of future discretion;

·	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

·	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Name of Affiliated Company	Name of Individual	Priority/Preference relative to CM Seven Star Acquisition Corporation
CM Asset Management (Hongkong) Company Limited	Anthony Ho, Patrick Ho	CM Asset Management will have priority over us; however, as CM Asset Management (Hongkong) Company Limited does not generally seek investments in excess of $50 million, we anticipate being given the opportunity to review all potential targets of greater than that size that our management team becomes aware of.

Shareholder Value Fund (our sponsor)	Anthony Ho, Patrick Ho	Shareholder Value Fund will have priority over us; however, as Shareholder Value Fund does not generally seek investments in excess of $50 million, we anticipate being given the opportunity to review all potential targets of greater than that size that our management team becomes aware of.

Sorrento Therapeutics	Jiong Shao	Sorrento Therapeutics will have priority over us.

CLSA Limited	Maryann Tseng	CLSA Limited will have priority over us.

Texas Kang Kai Capital Management (Hong Kong) Limited	Sing Wang	Texas Kang Kai Capital Management (Hong Kong) Limited will have priority over us.

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of April 10, 2018 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April 10, 2018, we had 26,323,092 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of April 10, 2018 and the rights are not convertible within 60 days of April 10, 2018.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
Shareholder Value Fund(2)	4,936,799	18.7%
Stephen N. Cannon	200,000	*
Alan Chow	100,000	*
Kathy Li	100,000	*
Patrick Ho	100,000	*
Bing Lin	100,000	*
Jiong Shao	50,000	*
Michele Smith	50,000	*
Maryann Tseng	50,000	*
Weiss Asset Management LP (3)	1,798,700	6.83%
WAM GP LLC (3)	1,798,700	6.83%
Andrew M. Weiss, PH.D.(3)	1,798,700	6.83%
Polar Asset Management Partners Inc.	2,830,000	10.75%
All directors and executive officers as a group (8 individuals)		3.0%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o CM Seven Star Acquisition Corporation, Suite 1306, 13/F, AIA Central, 1 Connaught Road, Central, Hong Kong.
(2)	Mr. Stephen Ma, Suite 1306, 13/F, AIA Central, 1 Connaught Road, a director of Shareholder Value Fund, has voting and dispositive power over the shares owned by Shareholder Value Fund.

(3)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Weiss Asset Management is the sole investment manager to a private investment partnership (the “Partnership”) and a private investment fund (“Fund”). WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership and the Fund.

(4)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Jennifer Schwartz is the VP, Legal and Compliance for the reporting person.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. We cancelled 15,927 shares of the insider shares issued to Shareholder Value Fund, our sponsor, which were released from escrow for cancellation on November 7, 2017.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial shareholders will receive any portion of the liquidation proceeds with respect to their insider shares.

In order to meet our working capital needs following the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes could either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved any issuance of the units and underlying securities upon conversion of such notes, to the extent an optional conversion is included and the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

Shareholder Value Fund is our “promoter,” as that term is defined under the federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Insider Shares

In July 2017, we issued an aggregate of 4,312,500 ordinary shares to certain of our initial shareholders for $25,000 in cash, at a purchase price of $0.006 share. On October 25, 2017, an additional 862,500 shares of the Company were issued to the Initial Shareholders for an aggregate amount of $6,038 in order to maintain our initial shareholder’s ownership percentage at 20% of the share sold in the IPO.

On November 3, 2017, the underwriters exercised a portion of their over-allotment option. Shareholder Value Fund, our sponsor, forfeited 15,927 insider shares in proportion to the portion of the over-allotment option that was not exercised. We recorded the forfeited shares as treasury stock and simultaneously retired the shares. Such forfeited shares were immediately cancelled which resulted in the retirement of the treasury shares and a corresponding charge to additional paid-in capital.

Private Units

On October 30, 2017, simultaneously with the consummation of the IPO, we consummated a private placement with our Sponsor of 475,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $4,750,000. The underwriters exercised the over-allotment option in part and, on November 3, 2017, the underwriters purchased 2,636,293 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $26,362,930. On November 3, 2017, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 52,726 Private Units to our Sponsor, generating gross proceeds of $527,260.

Related Party Loans

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved any issuance of the units and underlying securities upon conversion of such notes, to the extent an optional conversion is included and the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would not be repaid.

On April 9, 2018, our sponsor agreed to loan to us an additional $500,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which we consummate a business combination. In the event that we are unable to consummate a business combination, as described in the prospectus relating to the IPO, the balance of such note will be forgiven and our sponsor will not be entitled to any payment thereunder.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from November 28, 2016 (inception) through December 31, 2017, the firm of UHY LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to UHY LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP in connection with regulatory filings. The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the period from November 28, 2016 (inception) through December 31, 2016 and for the year ended December 31, 2017 totaled $0 and $132,389, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay UHY LLP for consultations concerning financial accounting and reporting standards during the period from November 28, 2016 (inception) through December 31, 2016 and for the year ended December 31, 2017.

Tax Fees. We did not pay UHY LLP for tax planning and tax advice for the period from November 28, 2016 (inception) through December 31, 2016 and for the year ended December 31, 2017.

All Other Fees. We did not pay UHY LLP for other services for the period from November 28, 2016 (inception) through December 31, 2016 and for the year ended December 31, 2017.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2017, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such materials can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 25, 2017, by and between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 30, 2017)

1.2	Business Combination Marketing Agreement between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 29, 2017)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.5	Warrant Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017)

4.6	Rights Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

4.7	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 29, 2017)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.2	Investment Management Trust Account Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.3	Stock Escrow Agreement, dated October 25, 2017, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.4	Registration Rights Agreement, dated October 25, 2017, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CM SEVEN STAR ACQUISITION CORPORATION

Dated: April 16, 2018	By:	/s/ Stephen N. Cannon
	Name:	Stephen N. Cannon
	Title:	Chief Financial Office

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Ho	Director, Chairman of the Board	April 16, 2018
Anthony Ho

/s/ Sing Wang	Chief Executive Officer and Director	April 16, 2018
Sing Wang	(Principal Executive Officer)

/s/ Stephen N. Cannon	President, Chief Financial Officer and Director	April 16, 2018
Stephen N. Cannon	(Principal Accounting and Financial Officer)

/s/ Bing Lin	Director	April 16, 2018
Bing Lin

/s/ Jiong Shao	Director	April 16, 2018
Jiong Shao

/s/ Michele Smith	Director	April 16, 2018
Michele Smith

/s/ Maryann Tseng	Director	April 16, 2018
Maryann Tseng

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 25, 2017, by and between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 30, 2017)

1.2	Business Combination Marketing Agreement between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 29, 2017)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.5	Warrant Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017)

4.6	Rights Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

4.7	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 29, 2017)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.2	Investment Management Trust Account Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.3	Stock Escrow Agreement, dated October 25, 2017, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.4	Registration Rights Agreement, dated October 25, 2017, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

10.6	Promissory Note dated April 9, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2018)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CM SEVEN STAR ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CM Seven Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CM Seven Star Acquisition Corporation (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2017 and the period from November 28, 2016 to December 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and the period from November 28, 2016 to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2017.

New York, New York

April 16, 2018

CM SEVEN STAR ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets
Cash	$165,405	$-
Prepaid assets	59,096	75,000
Total Current Assets	224,501	75,000

Cash held in Trust Account	206,785,848	-
Total assets	$207,010,349	$75,000

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$15,570	$-
Due to related parties	4,289	84,502
Total current liabilities	19,859	84,502

Commitments
Ordinary shares subject to possible redemption, 20,199,048 shares at redemption value at December 31, 2017	201,990,480	-

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,124,044 shares (excluding 20,199,048 shares subject to possible redemption) and 1 share issued and outstanding at December 31, 2017 and 2016, respectively	612	-
Additional paid-in capital	4,671,650	-
Accumulated earnings (deficit)	327,748	(9,502)
Total shareholders’ equity (deficit)	5,000,010	(9,502)

Total Liabilities and Shareholders’ Equity	$207,010,349	$75,000

The accompanying notes are an integral part of these financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period from November 28, 2016 to
	December 31, 2017	December 31, 2016

Formation and operating costs	$85,806	$9,502
Loss from operations	85,806	9,502

Other income
Interest income	423,056	-
Total other income	423,056	-

Net income (loss)	$337,250	$(9,502)

Weighted average shares outstanding, basic and diluted	5,803,121	-

Basic and diluted net income per ordinary share	$0.06	$-

The accompanying notes are an integral part of these financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional	Accumulated	Total
	Ordinary Shares		Paid-in	Earnings	Shareholders’
	Shares	Par Value	Capital	(Deficit)	Equity (Deficit)

Balance as of November 28, 2016 (Inception)	-	$-	$-	$-	$-

Issuance of ordinary shares to director upon formation	1	-	-	-	-

Net loss	-	-	-	(9,502)	(9,502)

Balance as of December 31, 2016	1	$-	$-	$(9,502)	$(9,502)

Cancellation of ordinary shares to director	(1)	-	-	-	-

Issuance of ordinary shares to Initial Shareholders	4,312,500	431	24,569	-	25,000

Issuance of Additional Ordinary Shares to Initial Shareholders on October 25, 2017	862,500	86	5,952	-	6,038

Sale of 18,000,000 Units on October 30, 2017 through public offering	18,000,000	1,800	179,998,200	-	180,000,000

Sale of 475,000 Private Placement Units on October 30, 2017	475,000	48	4,749,952	-	4,750,000

Sale of Over-Allotment units to underwriters on November 3, 2017	2,636,293	264	26,362,666	-	26,362,930

Sale of Private Placement Units on November 3, 2017	52,726	5	527,255	-	527,260

Underwriters’ discount	-	-	(4,127,260)	-	(4,127,260)

Other offering expenses	-	-	(4,152,726)	-	(4,152,726)

Proceed from sale of underwriter’s unit purchase option	-	-	100	-	100

Fair value of underwriter’s unit purchase option	-	-	3,271,400	-	3,271,400

Forfeited insider shares in connection of exercise of over-allotment	(15,927)	(2)	2	-	-

Reclassification of ordinary shares subject to possible conversion	(20,199,048)	(2,020)	(201,988,460)	-	(201,990,480)

Net income	-	-	-	337,250	337,250

Balance as of December 31, 2017	6,124,044	$612	$4,671,650	$327,748	$5,000,010

The accompanying notes are an integral part of these financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the	For the
	Year	Period from
	Ended	November 28, 2016
	December 31,	to December 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$337,250	$(9,502)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Formation costs paid by related party	-	9,502
Interest earned on investment held in Trust Account	(422,918)	-
Changes in current assets and current liabilities:
Prepaid assets	(59,096)	-
Accounts payable and accrued expense	15,570	-
Due to related parties	4,289	-
Net cash used in operating activities	(124,905)	-

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(206,362,930)	-
Proceeds from sale of investment held in Trust Account	179,999,831	-
Purchase of investment held in Trust Account	(179,999,831)	-
Net cash used in investing activities	(206,362,930)	-

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees	202,235,670	-
Proceeds from private placement	5,277,260	-
Proceeds from sale of ordinary shares to initial shareholders	31,038	-
Proceeds from sponsor loan	500,000	-
Proceeds from underwriter’s unit purchase option	100	-
Repayment of advances from related party	(84,502)	-
Repayment of Sponsor loan	(578,507)	-
Payments of deferred offering costs	(727,819)	-
Net cash provided by financing activities	206,653,240	-

Net Change in Cash
Cash - Beginning	-	-
Cash - Ending	$165,405	$-

Supplemental Disclosure of Non-cash Financing Activities:
Payments of prepaid expenses associated with proposed public offering made by related party	$-	$75,000

The accompanying notes are an integral part of these financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the Period from November 28, 2016 to December 31, 2016 and For the Year Ended December 31, 2017

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

As of December 31, 2017, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end.

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

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the Period from November 28, 2016 to December 31, 2016 and For the Year Ended December 31, 2017

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (defined in Note 5 - Related Party Transactions) have agreed to vote their initial shares and private shares, as well as any public shares acquired in or after this offering, in favor of any proposed business combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have 15 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, it will trigger the automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. However, if the Company anticipates that it may not be able to consummate a Business Combination within 15 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate a Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $2,063,629 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the initial Business Combination, or, at the lender’s discretion, converted upon consummation of the Business Combination into additional private units at a price of $10.00 per unit. The Company’s stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of a Business Combination. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate its initial Business Combinations, such insiders (or their affiliates or designees) may deposit the entire amount required.

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

The Initial Shareholders have agreed to (i) vote their insider shares (as well as any Public Shares acquired in or after this offering) in favor of any proposed Business Combination (ii) waive their conversion rights with respect to their initial share (as well as any other shares acquired in or after this offering) in connection with the consummation of a Business Combination, (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their initial shares if the Company fails to consummate a Business Combination within the Combination Period and (iv) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares in conjunction with any such amendment.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the Period from November 28, 2016 to December 31, 2016 and For the Year Ended December 31, 2017

Liquidation

However, the holders of the initial shares will not participate in any liquidation distribution with respect to such securities. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering. In order to protect the amounts held in the Trust Account, an affiliate of the sponsor will contractually agree, pursuant to a written agreement to the Company, that if the Company liquidates the Trust Account prior to the consummation of a business combination, it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the affiliate of the sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the affiliate of the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Company will pay the costs of liquidating the trust account from the remaining assets outside of the trust account. If such funds are insufficient, the Sponsor has contractually agreed to advance the Company the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $18,500) and has contractually agreed not to seek repayment for such expenses.

Liquidity

As of December 31, 2017, the Company had cash outside the Trust Account of $165,405 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2017, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through December 31, 2017, the Company’s liquidity needs were satisfied through receipt of $31,038 from the sale of the insider shares, advances from our sponsor and an affiliate of our sponsor in an aggregate amount of $663,009 which were repaid upon the IPO, and the remaining net proceeds from the IPO and Private Placement (as described in Note 5). On April 9, 2018, the Sponsor agreed to loan to the Company an additional $500,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a Business Combination. In the event that we are unable to consummate a business combination, as described in the prospectus relating to the IPO, the balance of such note will be forgiven and our sponsor will not be entitled to any payment thereunder.

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional funding from our Sponsor’s promissory note commitment, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the Period from November 28, 2016 to December 31, 2016 and For the Year Ended December 31, 2017

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying balance sheet is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering. Accordingly, offering costs totaling approximately $8,280,000 have been charged to stockholders’ equity (consisting of $4,127,260 in underwriters’ fees, plus $881,326 of other cash expenses, and a non-cash charge of $3,271,400 to record the fair value of the UPO (as described in Note 7 - Commitments & Contingencies)).

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

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the Period from November 28, 2016 to December 31, 2016 and For the Year Ended December 31, 2017

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and 2016.

Investment Held in Trust Account

Investment consist of cash in United States Money Market and United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the Period from November 28, 2016 to December 31, 2016 and For the Year Ended December 31, 2017

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of December 31, 2017 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$8,940	$8,940	$-	$-
U.S. Treasury Securities held in Trust Account	206,776,908	-	206,776,908	-
	$206,785,848	$8,940	$206,776,908	$-

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrants and Rights

Since the Company is not required to net cash settle the Warrants and Rights and the Warrants and Rights are exercisable upon the consummation of an initial Business Combination, the management determined that the Warrants and Rights will be classified within shareholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale will be allocated to Public Shares, Warrants, and Rights based on the relative fair value of the securities in accordance with 470-20-30. The value of the Public Shares, Warrants, and Rights will be based on the closing price paid by investors.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding for the year. At December 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary shares for the periods.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the Period from November 28, 2016 to December 31, 2016 and For the Year Ended December 31, 2017

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on November 28, 2016, the evaluation was performed for the tax years ended December 31, 2016 and 2017 which will be the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the Period from November 28, 2016 to December 31, 2016 and For the Year Ended December 31, 2017

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on October 30, 2017, the Company sold 18,000,000 Units at a purchase price of $10.00 per Unit. On November 3, 2017, in connection with the underwriters’ exercise of their over-allotment option, the Company consummated the sale of an additional 2,636,293 Public Units at $10.00 per Unit. Each Unit consists of one ordinary share, one-half of one redeemable warrant (“Public Warrant”), and one right (“Public Right”). Each whole redeemable warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 (see Note 8). No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Every 10 Public Rights will convert automatically into one share of ordinary shares upon consummation of a Business Combination (see Note 8). On November 3, 2017, the underwriters canceled the remainder of the over-allotment option.

Note 4 - Private Placements

Simultaneously with the Initial Public Offering, the Company’s Sponsor purchased an aggregate of 475,000 Private Units at $10.00 per Unit (for a total purchase price of $4,750,000). On November 3, 2017, in connection with the underwriters’ partial exercise of their over-allotment option, the Company consummated the sale of an additional 52,726 Private Units at $10.00 per Unit. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account.

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

Note 5 – Related Party Transactions

Insider Shares

On July 11, 2017, the Company issued 4,312,500 shares (“Insider Shares”) of ordinary shares to the shareholders (“Initial Shareholders”) for an aggregate amount of $25,000. On October 25, 2017, an additional 862,500 shares of the Company were issued to the Initial Shareholders for an aggregate amount of $6,038. The 5,175,000 Insider Shares include an aggregate of up to 675,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Shareholders will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 3, 2017, 15,927 Insider Shares were forfeited to the extent that the underwriters’ over-allotment is exercised in part. The Initial Shareholders will maintain 20% of the Company’s issued and outstanding shares after the Initial Public Offering and the exercise of the over-allotment.

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

Related Party Advances

On July 4, 2017, the Sponsor loaned the Company $300,000 for costs associated with the Initial Public Offering. On September 1, 2017, the Sponsor loaned the Company another $200,000. On October 24, 2017 and October 26, 2017, the Sponsor advanced the Company an additional $71,000 and $7,507, respectively, for costs associated with the Initial Public Offering. The loans are non-interest bearing, unsecured and due on demand. The Company repaid the Sponsor $500,000 and $78,507 from the proceeds of the Initial Public Offering not being placed in the Trust Account on October 31, 2017 and November 8, 2017, respectively.

For the period from November 28, 2016 through December 31, 2017, an affiliate of the Sponsor has advanced to the Company an aggregate of $84,502 in regards to the formation costs and costs associated with the Initial Public Offering. Such advances were non-interest bearing. These advances were repaid by the Company on July 17, 2017.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the Period from November 28, 2016 to December 31, 2016 and For the Year Ended December 31, 2017

Note 5 – Related Party Transactions (cont.)

Related Party Loans

In order to meet our working capital needs following the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes could either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved any issuance of the units and underlying securities upon conversion of such notes, to the extent an optional conversion is included and the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

On April 9, 2018, our Sponsor agreed to loan to us an additional $500,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which we consummate a business combination. In the event that we are unable to consummate a business combination, as described in the prospectus relating to the IPO, the balance of such note will be forgiven and our sponsor will not be entitled to any payment thereunder.

Note 6 —Investment Held in Trust Account

As of December 31, 2017, investment in the Company’s Trust Account consisted of $8,940 in United States Money Market and $206,776,908 in U.S. Treasury Securities. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company did not have a Trust Account as of December 31, 2016. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to the short term maturity. As of December 31, 2017, cash and cash equivalents held in trust account is $206,785,848. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2017 are as follows:

	Carrying Value as of December 31, 2017	Gross Unrealized Holding Loss	Fair Value as of December 31, 2017
U.S. Money Market	$8,940	$-	$8,940
U.S. Treasury Securities	206,776,908	(70,639)	206,706,269
	$206,785,848	$(70,639)	$206,715,209

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the Period from November 28, 2016 to December 31, 2016 and For the Year Ended December 31, 2017

Note 7 – Commitments & Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on October 25, 2017, the holders of the Insider Shares, Private Units (and their underlying securities), and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,700,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

On October 25, 2017, the underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $3,600,000. On November 3, 2017, the underwriters exercised its over-allotment option to the extent of additional 2,636,293 Public Units of the Company. Therefore, an additional underwriting discount of $527,260 was paid to the underwriters accordingly.

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

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the Period from November 28, 2016 to December 31, 2016 and For the Year Ended December 31, 2017

Note 7 – Commitments & Contingencies (cont.)

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

Note 8 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue a total of 2,000,000 preferred shares of a par value of $0.0001 each. At December 31, 2017 and 2016, there were no shares of preferred shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue a total of 200,000,000 ordinary shares of a par value of $0.0001 each. As of December 31, 2017, the Company has issued an aggregate of 6,124,044 ordinary shares, excluding 20,199,048 shares of ordinary shares subject to possible redemption. At December 31, 2016, there was 1 ordinary share issued and outstanding.

Warrants - Each whole Public Warrant is at $11.50 per whole share and exercisable for one ordinary share. Because the warrants may only be exercised for whole numbers of shares, only a whole number of warrants may be exercised at any given time. The warrants will become exercisable on the later of the completion of a Business Combination and 12 months from October 25, 2017. If a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within 90 days following the consummation of the Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise.

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

The Company may redeem the outstanding warrants (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

● at any time while the warrants are exercisable,

● upon a minimum of 30 days’ prior written notice of redemption,

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

For the Period from November 28, 2016 to December 31, 2016 and For the Year Ended December 31, 2017

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

Rights - Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of an ordinary share upon consummation of the initial Business Combination, even if the holder of a Public Right converted all ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s certificate of incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional ordinary shares upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

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

Note 9 — Subsequent Events

On April 9, 2018, the Sponsor agreed to loan to the Company an additional $500,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a Business Combination. If the Company does not complete the Business Combination, the loans would be forgiven, and the Sponsor will not be entitled to any payment.

