Form 10-Q
period 2018-03-31
CM Seven Star Acquisition Corp
filed 2018-05-21
CIK 1713539

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: [333-220510]

CM SEVEN STAR ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1306, 13/F, AIA Central,1 Connaught Road, Central, Hong Kong

(Address of principal executive offices)

+852 3796 2750

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

As of May 21, 2018, 26,323,092 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CM SEVEN STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash	$83,648	$165,405
Prepaid assets	82,346	59,096
Total Current Assets	165,994	224,501

Cash held in Trust Account	207,425,293	206,785,848
Total assets	$207,591,287	$207,010,349

Liabilities and Shareholders’ Equity
Accounts payable and accrued expense	$65,086	$15,570
Due to related parties	8,010	4,289
Total current liabilities	73,096	19,859

Commitments
Ordinary shares subject to possible redemption, 20,251,819 and 20,199,048 shares at redemption value at March 31, 2018 and December 31, 2017, respectively	202,518,190	201,990,480

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,071,273 shares (excluding 20,251,819 shares subject to possible redemption) and 6,124,044 shares (excluding 20,199,048 shares subject to possible redemption) issued and outstanding at March 31, 2018 and December 31, 2017, respectively	607	612
Additional paid-in capital	4,143,945	4,671,650
Accumulated earnings	855,449	327,748
Total shareholders’ equity	5,000,001	5,000,010

Total Liabilities and Shareholders’ Equity	$207,591,287	$207,010,349

The accompanying notes are an integral part of these condensed financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017

Operating costs	$111,785	$—
Loss from operations	111,785	—

Other income (loss)
Realized loss from sale of investment	(97,758)	—
Interest income	737,244	—
Total other income	639,486	—

Net income	$527,701	$—

Weighted average shares outstanding, basic and diluted	26,323,092	—

Basic and diluted net income per ordinary share	$0.02	$—

The accompanying notes are an integral part of these condensed financial statements.

 CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Ordinary Shares (1)		Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Earnings	Equity (Deficit)

Balance as of December 31, 2017	6,124,044	$612	$4,671,650	$327,748	$5,000,010

Reclassification of ordinary shares subject to possible redemption	(52,771)	(5)	(527,705)	—	(527,710)

Net income	—	—	—	527,701	527,701

Balance as of March 31, 2018	6,071,273	$607	$4,143,945	$855,449	$5,000,001

(1)	This number excludes 20,251,819 and 20,199,048 ordinary shares subject to possible redemption at March 31, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these condensed financial statements

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$527,701	$—
Adjustments to reconcile net income to net cash used in operating activities:
Realized loss from sale of investment	97,758	—
Interest earned on investment held in Trust Account	(737,203)	—
Changes in current assets and current liabilities:
Prepaid assets	(23,250)	—
Accounts payable and accrued expense	49,516	—
Due to related parties	3,721	—
Net cash used in operating activities	(81,757)	—

Cash Flows from Investing Activities:
Proceeds from sale of investment held in Trust Account	207,078,506	—
Purchase of investment held in Trust Account	(207,078,506)	—
Net cash used in investing activities	—	—

Net Decrease in Cash	(81,757)	—
Cash - Beginning	165,405	—
Cash - Ending	$83,648	$—

The accompanying notes are an integral part of these condensed financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

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

As of March 31, 2018, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the closing of the Initial Public Offering on October 30, 2017, an amount of $180,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”). Following the closing of underwriters’ exercise of over-allotment option on November 3, 2017, an additional $26,362,930 of net proceeds ($10.00 per Unit) was placed in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $206,362,930, as of November 3, 2017.

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

MARCH 31, 2018

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

MARCH 31, 2018

(Unaudited)

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

Liquidity

As of March 31, 2018, the Company had cash outside the Trust Account of $83,648 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2018, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through March 31, 2018, the Company’s liquidity needs were satisfied through receipt of $31,038 from the sale of the insider shares, advances from the Company’s Sponsor and an affiliate of the Sponsor in an aggregate amount of $663,009 which were repaid upon the IPO, and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and Note 4). On April 9, 2018, the Sponsor agreed to loan to the Company an additional $500,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a Business Combination. In the event that the Company is unable to consummate a Business Combination, the balance of such note will be forgiven and the Sponsor will not be entitled to any payment thereunder.

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional funding from the Sponsor’s promissory note commitment, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Furthermore, if the Company is not able to consummate a Business Combination within 15 months from its IPO, which is approximately 9 months from the date of this filing, the Company may exercise its option to extend the timeframe for an additional three months, which would require the Company to deposit into the trust account $2,063,629 (an additional $0.10 per IPO share), or commence an automatic winding up, dissolution and liquidation of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and December 31, 2017.

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

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

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

MARCH 31, 2018

(Unaudited)

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2018 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$8,940	$8,940	$—	$—
U.S. Treasury Securities held in Trust Account	207,403,682	—	207,403,682	—
	$207,412,622	$8,940	$207,403,682	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$8,940	$8,940	$—	$—
U.S. Treasury Securities held in Trust Account	206,776,908	—	206,776,908	—
	$206,785,848	$8,940	$206,776,908	$—

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding for the period. At March 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on November 28, 2016, the evaluation was performed for the 2017 tax year which is the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

Note 4 - Private Placements

Simultaneously with the Initial Public Offering, the Company’s Sponsor purchased an aggregate of 475,000 Private Units at $10.00 per Unit (for a total purchase price of $4,750,000). On November 3, 2017, in connection with the underwriters’ partial exercise of their over-allotment option, the Company consummated the sale of an additional 52,726 Private Units at $10.00 per Unit (for a total purchase price of $527,260). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account.

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

As of March 31, 2018 and December 31, 2017, amount due to related parties were $8,010 and $4,289, respectively. The amounts were unpaid reimbursements for the operating expenses paid by the officers on behalf of the Company. For the period from November 28, 2016 through December 31, 2017, an affiliate of the Sponsor has advanced to the Company an aggregate of $84,502 in regards to the formation costs and costs associated with the Initial Public Offering. Such advances were non-interest bearing. These advances were repaid by the Company on July 17, 2017.  No advance was made during the three months ended March 31, 2018.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Note 5 – Related Party Transactions (cont.)

Related Party Loans

In order to meet the working capital needs following the IPO, the initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes could either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Business Combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). The Company’s shareholders have approved any issuance of the units and underlying securities upon conversion of such notes, to the extent an optional conversion is included and the holder wishes to so convert them at the time of the consummation of the initial Business Combination. If the Company does not complete a Business Combination, the loans will not be repaid.

On April 9, 2018, the Sponsor agreed to loan to the Company an additional $500,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a Business Combination. In the event that the Company is unable to consummate a Business Combination, the balance of such note will be forgiven and the Sponsor will not be entitled to any payment thereunder.

Note 6 —Investment Held in Trust Account

As of March 31, 2018, investment in the Company’s Trust Account consisted of $8,940 in United States Money Market, $12,671 in cash and $207,403,682 in U.S. Treasury Securities. As of December 31, 2017, investment in the Company’s Trust Account consisted of $8,940 in United States Money Market and $206,776,908 in U.S. Treasury Securities. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to the short term maturity. As of March 31, 2018 and December 31, 2017, cash and investments held in trust account is $207,425,293 and $206,785,848, respectively. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2018 and December 31, 2017 are as follows:

	Carrying Value as of March 31, 2018	Gross Unrealized Holding Loss	Fair Value as of March 31, 2018
U.S. Money Market	$8,940	$—	$8,940
Cash	12,671		12,671
U.S. Treasury Securities	207,403,682	(40,545)	207,363,137
	$207,425,293	$(40,545)	$207,384,748

	Carrying Value as of December 31, 2017	Gross Unrealized Holding Loss	Fair Value as of December 31, 2017
U.S. Money Market	$8,940	$—	$8,940
U.S. Treasury Securities	206,776,908	(70,639)	206,706,269
	$206,785,848	$(70,639)	$206,715,209

During the three months ended March 31, 2018, the Company sold the U.S. Treasury Securities in a net carrying value of $207,176,263 for a total cash of $207,078,506. The Company recorded a realized loss from sale of investment in the amount of $97,758 accordingly.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

MARCH 31, 2018

(Unaudited)

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

Note 8 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue a total of 2,000,000 preferred shares of a par value of $0.0001 each. At March 31, 2018 and December 31, 2017, there were no shares of preferred shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue a total of 200,000,000 ordinary shares of a par value of $0.0001 each. As of March 31, 2018, the Company has issued an aggregate of 6,071,273 ordinary shares, excluding 20,251,819 shares of ordinary shares subject to possible redemption. As of December 31, 2017, the Company has issued an aggregate of 6,124,044 ordinary shares, excluding 20,199,048 shares of ordinary shares subject to possible redemption.

Warrants - Each whole Public Warrant is exercisable for one Ordinary Share at a price of $11.50 per full share. Because the warrants may only be exercised for whole numbers of shares, only a whole number of warrants may be exercised at any given time. The warrants will become exercisable on the later of the completion of a Business Combination and 12 months from October 25, 2017. If a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within 90 days following the consummation of the Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise.

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

The Company may redeem the outstanding warrants (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

● at any time while the warrants are exercisable,

● upon a minimum of 30 days’ prior written notice of redemption,

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

● if, and only if, the last sales price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption, and

● if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

Note 9 – Subsequent Events

On April 9, 2018, the Sponsor agreed to loan to the Company an additional $500,000 pursuant to a non-convertible, non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a Business Combination. If the Company does not complete the Business Combination, the loans would be forgiven, and the Sponsor will not be entitled to any payment.

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

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from the Sponsor, our officers and directors to fund our operations.

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

As of March 31, 2018, a total of $207,425,293 was held in a trust account established for the benefit of the Company’s public shareholders, which included $206,362,930 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placements and subsequent interest income.

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

For the three months ended March 31, 2018, we had a net income of $527,701 which was comprised of operating costs of $111,785, realized loss from sale of investments of $97,758, and interest income of $737,244 from investments in our Trust Account and interest from our savings account. For the three months ended March 31, 2017, we did not incur any expenses.

Liquidity and Capital Resources

As of March 31, 2018, we had cash outside our trust account of $83,648, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial Business Combination.

Our liquidity needs have been satisfied to date through receipt of $31,038 from the sale of the insider shares, advances from our Sponsor and an affiliate of our Sponsor in an aggregate amount of $663,009, which were repaid upon our IPO and not outstanding as of March 31, 2018, and the remaining net proceeds from our IPO and Private Placements.

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

We anticipate that the approximately $83,648 outside of our trust account as of March 31, 2018, combined with the additional funding available from our sponsor’s promissory note commitment, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Financing Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At March 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Item 5.  Other Information.

On May 17, 2018, two of the Company's directors, Mr. Bing Lin and Ms. MaryAnn Tseng, resigned from their positions on the Company's board, and the Company's Chief Operating Officer, Alan Chow, resigned as an officer. None of the three individuals indicated that their resignations were the result of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

CM SEVEN STAR ACQUISITION CORPORATION

By:	/s/ Sing Wang
Sing Wang
Chief Executive Officer (Principal executive officer)

By:	/s/ Stephen N. Cannon
Stephen N. Cannon
Chief Financial Officer (Principal financial and accounting officer)

Date: May 21, 2018