Form 10-Q
period 2018-06-30
CM Seven Star Acquisition Corp
filed 2018-08-08
CIK 1713539

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

As of August 8, 2018, 26,323,092 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CM SEVEN STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash	$462,844	$165,405
Prepaid assets	51,495	59,096
Total Current Assets	514,339	224,501

Cash and securities held in Trust Account	208,356,974	206,785,848
Total assets	$208,871,313	$207,010,349

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$11,480	$15,570
Due to related parties	51,681	4,289
Due to Sponsor	500,000	—
Total current liabilities	563,161	19,859

Commitments
Ordinary shares subject to possible redemption, 20,330,815 and 20,199,048 shares at redemption value at June 30, 2018 and December 31, 2017, respectively	203,308,150	201,990,480

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,992,277 shares (excluding 20,330,815 shares subject to possible redemption) and 6,124,044 shares (excluding 20,199,048 shares subject to possible redemption) issued and outstanding at June 30, 2018 and December 31, 2017, respectively	599	612
Additional paid-in capital	3,353,993	4,671,650
Accumulated earnings	1,645,410	327,748
Total shareholders’ equity	5,000,002	5,000,010

Total Liabilities and Shareholders’ Equity	$208,871,313	$207,010,349

The accompanying notes are an integral part of these condensed financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Formation and operating costs	$142,017	$2,420	$253,802	$2,420
Loss from operations	142,017	2,420	253,802	2,420

Other income (loss)
Realized loss from sale of investment	—	—	(97,758)	—
Interest income	931,978	—	1,669,222	—
Total other income	931,978	—	1,571,464	—

Net income (loss)	$789,961	$(2,420)	$1,317,662	$(2,420)

Weighted average shares outstanding, basic and diluted	26,323,092	—	26,323,092	—

Basic and diluted net income per ordinary share	$0.03	$—	$0.05	$—

The accompanying notes are an integral part of these condensed financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Ordinary Shares (1)		Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Earnings	Equity (Deficit)

Balance as of December 31, 2017	6,124,044	$612	$4,671,650	$327,748	$5,000,010

Reclassification of ordinary shares subject to possible redemption	(131,767)	(13)	(1,317,657)	—	(1,317,670)

Net income	—	—	—	1,317,662	1,317,662

Balance as of June 30, 2018	5,992,277	$599	$3,353,993	$1,645,410	$5,000,002

(1)	This number excludes 20,330,815 and 20,199,048 ordinary shares subject to possible redemption at June 30, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these condensed financial statements

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$1,317,662	$(2,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized loss from sale of investment	97,758	—
Interest earned on investment held in Trust Account	(1,668,884)	—
Changes in current assets and current liabilities:
Prepaid assets	7,601	—
Accounts payable and accrued expense	(4,090)	2,420
Due to related parties	47,392	—
Net cash used in operating activities	(202,561)	—

Cash Flows from Investing Activities:
Proceeds from sale of investment held in Trust Account	207,078,506	—
Purchase of investment held in Trust Account	(207,078,506)	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from Sponsor	500,000	—
Net cash provided from financing activities	500,000	—

Net Increase in Cash	297,439	—
Cash - Beginning	165,405	—
Cash - Ending	$462,844	$—

The accompanying notes are an integral part of these condensed financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

As of June 30, 2018, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2018

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

The Company will have 15 months (to January 2019) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, it will trigger the automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. However, if the Company anticipates that it may not be able to consummate a Business Combination within 15 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate a Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $2,063,629 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the initial Business Combination, or, at the lender’s discretion, converted upon consummation of the Business Combination into additional private units at a price of $10.00 per unit. The Company’s stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of a Business Combination. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate its initial Business Combinations, such insiders (or their affiliates or designees) may deposit the entire amount required.

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

JUNE 30, 2018

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

Liquidity

As of June 30, 2018, the Company had cash outside the Trust Account of $462,844 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2018, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through June 30, 2018, the Company’s liquidity needs were satisfied through receipt of $31,038 from the sale of the insider shares, advances from the Company’s Sponsor and an affiliate of the Sponsor in an aggregate amount of $663,009 which were repaid upon the IPO, and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and Note 4). On May 23, 2018, the Sponsor loaned to the Company an additional $500,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a Business Combination. In the event that the Company is unable to consummate a Business Combination, the balance of such note will be forgiven and the Sponsor will not be entitled to any payment thereunder.

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Furthermore, if the Company is not able to consummate a Business Combination within 15 months from its IPO, which is approximately 6 months from the date of this filing, the Company may exercise its option to extend the timeframe for an additional three months, which would require the Company to deposit into the trust account $2,063,629 (an additional $0.10 per IPO share), or commence an automatic winding up, dissolution and liquidation of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering. Accordingly, offering costs totaling approximately $8,280,000 have been charged to stockholders’ equity (consisting of $4,127,260 in underwriters’ fees, plus $881,326 of other cash expenses, and a non-cash charge of $3,271,400 to record the fair value of the UPO (as described in Note 7 Commitments & Contingencies)).

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

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 and December 31, 2017.

Investment Held in Trust Account

Investment consists of cash in United States Money Market and United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

JUNE 30, 2018

(Unaudited)

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash, prepaid assets, accounts payable and accrued expenses, due to related parties and due to Sponsor are estimated to approximate the carrying values as of June 30, 2018 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$8,976	$8,976	$—	$—
U.S. Treasury Securities held in Trust Account	208,335,323	—	208,335,323	—
	$208,344,299	$8,976	$208,335,323	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$8,940	$8,940	$—	$—
U.S. Treasury Securities held in Trust Account	206,776,908	—	206,776,908	—
	$206,785,848	$8,940	$206,776,908	$—

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding for the period. At June 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

JUNE 30, 2018

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

On May 23, 2018, the Sponsor loaned to the Company an additional $500,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a Business Combination. In the event that the Company is unable to consummate a Business Combination, the balance of such note will be forgiven and the Sponsor will not be entitled to any payment thereunder.

As of June 30, 2018 and December 31, 2017, amount due to related parties were $51,681 and $4,289, respectively. The amounts were unpaid reimbursements for the operating expenses paid by the officers on behalf of the Company. For the period from November 28, 2016 through December 31, 2017, an affiliate of the Sponsor has advanced to the Company an aggregate of $84,502 in regards to the formation costs and costs associated with the Initial Public Offering. Such advances were non-interest bearing. These advances were repaid by the Company on July 17, 2017.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

Note 6 —Investment Held in Trust Account

As of June 30, 2018, investment in the Company’s Trust Account consisted of $8,976 in United States Money Market, $12,675 in cash and $208,335,323 in U.S. Treasury Securities. As of December 31, 2017, investment in the Company’s Trust Account consisted of $8,940 in United States Money Market and $206,776,908 in U.S. Treasury Securities. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to the short term maturity. As of June 30, 2018 and December 31, 2017, cash and investments held in trust account is $208,356,974 and $206,785,848, respectively. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2018 and December 31, 2017 are as follows:

	Carrying Value as of June 30, 2018	Gross Unrealized Holding Gain	Fair Value as of June 30, 2018
U.S. Money Market	$8,976	$29	$9,005
Cash	12,675	—	12,675
U.S. Treasury Securities	208,335,323	5,075	208,340,398
	$208,356,974	$5,104	$208,362,078

	Carrying Value as of December 31, 2017	Gross Unrealized Holding Loss	Fair Value as of December 31, 2017
U.S. Money Market	$8,940	$—	$8,940
U.S. Treasury Securities	206,776,908	(70,639)	206,706,269
	$206,785,848	$(70,639)	$206,715,209

During the six months ended June 30, 2018, the Company sold the U.S. Treasury Securities in a net carrying value of $207,176,263 for a total cash of $207,078,506. The Company recorded a realized loss from sale of investment in the amount of $97,758 accordingly.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

JUNE 30, 2018

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

The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of this unit purchase option to be approximately $3,271,400 (or $3.64 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 38%, (2) risk-free interest rate of 2.03% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the rights included in such units, the common stock that is issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

Note 8 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue a total of 2,000,000 preferred shares of a par value of $0.0001 each. At June 30, 2018 and December 31, 2017, there were no shares of preferred shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue a total of 200,000,000 ordinary shares of a par value of $0.0001 each. As of June 30, 2018, the Company has issued an aggregate of 5,992,277 ordinary shares, excluding 20,330,815 shares of ordinary shares subject to possible redemption. As of December 31, 2017, the Company has issued an aggregate of 6,124,044 ordinary shares, excluding 20,199,048 shares of ordinary shares subject to possible redemption.

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

JUNE 30, 2018

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

As of June 30, 2018, a total of $208,356,974 was held in a trust account established for the benefit of the Company’s public shareholders, which included $206,362,930 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placements and subsequent interest income.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to October 30, 2017 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended June 30, 2018, we had net income of $789,961, which was comprised of operating costs of $142,017 and interest income of $931,978 from investments in our Trust Account and interest from our savings account. For the three months ended June 30, 2017, we incurred operating costs of $2,420.

For the six months ended June 30, 2018, we had net income of $1,317,662, which was comprised of operating costs of $253,802, realized loss from sale of investments of $97,758, and interest income of $1,669,222 from investments in our Trust Account and interest earned on our savings account. For the six months ended June 30, 2017, we incurred operating costs of $2,420.

Liquidity and Capital Resources

As of June 30, 2018, we had cash outside our trust account of $462,844 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial Business Combination.

Our liquidity needs have been satisfied to date through receipt of $31,038 from the sale of the insider shares, advances from our Sponsor and an affiliate of our Sponsor in an aggregate amount of $663,009, which were repaid upon our IPO and not outstanding as of June 30, 2018, and the remaining net proceeds from our IPO and Private Placements. Additionally, on May 23, 2018, our sponsor loaned to us $500,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which we consummate a business combination. In the event that we are unable to consummate a business combination, as described in the prospectus relating to the IPO, the balance of such note will be forgiven and our Sponsor will not be entitled to any payment thereunder.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account to acquire a target business or businesses and to pay our expenses relating thereto, including a cash fee equal to 3.5% of the gross proceeds of the IPO payable to the representative of the underwriters upon consummation of our initial business combination for assisting us in connection with such business combination. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $462,844 outside of our trust account as of June 30, 2018, will be sufficient to allow us to operate before a business combination is consummated or automatic winding up, dissolution and liquidation. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if the we are not able to consummate a business combination within 15 months from our IPO, which is approximately 6 months from the date of this filing, we may exercise our option to extend the timeframe for an additional three months, which would require us to deposit into the trust account $2,063,629 (an additional $0.10 per IPO share), or commence an automatic winding up, dissolution and liquidation. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At June 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2018, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On October 30, 2017, the Company consummated its initial public offering of 18,000,000 units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $180,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement with Shareholder Value Fund, our sponsor, of 475,000 units at a price of $10.00 per Private Unit, generating total proceeds of $4,750,000. Subsequently, the underwriters exercised the over-allotment option in part and, on November 3, 2017, the underwriters purchased 2,636,293 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $26,362,930. On November 3, 2017, simultaneously with the sale of the over-allotment units, the Company consummated the private sale of an additional 52,726 Private Units, generating gross proceeds of $527,260. On November 3, 2017, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company canceled an aggregate of 15,927 ordinary shares issued to Shareholder Value Fund, the Company’s sponsor, prior to the IPO and Private Placement. As of November 3, 2017, a total of $ 206,362,930 of the net proceeds from the sale of the Units in the IPO (including the over-allotment) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders.

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

We paid a total of $4,127,259 in underwriting discounts and commissions and $881,326 for other costs and expenses related to the IPO.

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

Date : August 8, 2018