Form 10-Q
period 2018-09-30
CM Seven Star Acquisition Corp
filed 2018-11-13
CIK 1713539

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-38261

CM SEVEN STAR ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1306, 13/F, AIA Central,1 Connaught Road, Central, Hong Kong

(Address of principal executive offices)

+852 3796 2750

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of November 13, 2018, 26,323,092 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CM SEVEN STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

CM SEVEN STAR ACQUISITION CORPORATION

 CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash	$374,955	$165,405
Prepaid assets	19,296	59,096
Total Current Assets	394,251	224,501

Cash and securities held in Trust Account	209,362,389	206,785,848
Total assets	$209,756,640	$207,010,349

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$92,854	$15,570
Due to related parties	27,530	4,289
Due to Sponsor	500,000	—
Total current liabilities	620,384	19,859

Commitments
Ordinary shares subject to possible redemption, 20,413,625 and 20,199,048 shares at redemption value at September 30, 2018 and December 31, 2017, respectively	204,136,250	201,990,480

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,909,467 shares (excluding 20,413,625 shares subject to possible redemption) and 6,124,044 shares (excluding 20,199,048 shares subject to possible redemption) issued and outstanding at September 30, 2018 and December 31, 2017, respectively	591	612
Additional paid-in capital	2,525,901	4,671,650
Accumulated earnings	2,473,514	327,748
Total shareholders’ equity	5,000,006	5,000,010

Total Liabilities and Shareholders’ Equity	$209,756,640	$207,010,349

The accompanying notes are an integral part of these condensed financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Formation and operating costs	$177,984	$2,612	$431,786	$5,032
Loss from operations	177,984	2,612	431,786	5,032

Other income (loss)
Realized loss from sale of investment	—	—	(97,758)	—
Interest income	1,006,088	(41)	2,675,310	(41)
Total other income (loss)	1,006,088	(41)	2,577,552	(41)

Net income (loss)	$828,104	$(2,571)	$2,145,766	$(4,991)

Weighted average shares outstanding, basic and diluted	26,323,092	4,005,495	26,323,092	1,340,074

Basic and diluted net income per ordinary share	$0.03	$0.00	$0.08	$0.00

The accompanying notes are an integral part of these condensed financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated	Total
	Ordinary Shares (1)		Paid-in	Earnings	Shareholders’
	Shares	Par Value	Capital	(Deficit)	Equity (Deficit)

Balance as of December 31, 2017	6,124,044	$612	$4,671,650	$327,748	$5,000,010

Reclassification of ordinary shares subject to possible redemption	(214,577)	(21)	(2,145,749)	—	(2,145,770)

Net income	—	—	—	2,145,766	2,145,766

Balance as of September 30, 2018	5,909,467	$591	$2,525,901	$2,473,514	$5,000,006

(1)	This number excludes 20,413,625 and 20,199,048 ordinary shares subject to possible redemption at September 30, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these condensed financial statements

CM SEVEN STAR ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$2,145,766	$(4,991)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by related party	—	1,115
Realized loss from sale of investment	97,758	—
Interest earned on investment held in Trust Account	(2,674,299)	—
Changes in current assets and current liabilities:
Prepaid assets	39,800	—
Accounts payable and accrued expense	77,284
Due to related parties	23,241	—
Net cash used in operating activities	(290,450)	(3,876)

Cash Flows from Investing Activities:
Redemption of investment held in Trust Account	208,816,500	—
Proceeds from sale of investment held in Trust Account	207,099,847	—
Purchase of investment held in Trust Account	(415,916,347)	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares to initial shareholders	—	25,000
Proceeds from sponsor loan	500,000	500,000
Repayment of advances from related party	—	(84,502)
Payments of deferred offering costs	—	(247,693)
Net cash provided from financing activities	500,000	192,805

Net Increase in Cash	209,550	188,929
Cash - Beginning	165,405	—
Cash - Ending	$374,955	$188,929

Supplemental Disclosure of Non-cash Financing Activities:
Increase in accounts payable and accrued expenses for deferred offering costs	$—	$81,748
Increase in due to related parties for deferred offering costs	$—	$9,029

The accompanying notes are an integral part of these condensed financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

As of September 30, 2018, the Company had not yet commenced any operations. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2018

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

SEPTEMBER 30, 2018

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

Liquidity

As of September 30, 2018, the Company had cash outside the Trust Account of $374,955 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2018, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through September 30, 2018, the Company’s liquidity needs were satisfied through receipt of $31,038 from the sale of the insider shares, advances from the Company’s Sponsor and an affiliate of the Sponsor in an aggregate amount of $663,009 which were repaid upon the IPO, and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and Note 4). On May 23, 2018, the Sponsor loaned to the Company an additional $500,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a Business Combination. In the event that the Company is unable to consummate a Business Combination, the balance of such note will be forgiven and the Sponsor will not be entitled to any payment thereunder.

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

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

On November 2, 2018, the Company entered into a share exchange agreement with Kaixin Auto Group, as described in Note 9 – Subsequent Events. The initial business combination is expected to close during Q1 2019. The Company has engaged several professional firms for services regarding the transaction, resulting in a significant increase in the Company’s expenditures for M&A related activities. If the Company is required to pay these costs prior to the initial business combination closing, then the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Furthermore, if the Company is not able to consummate a Business Combination within 15 months from its IPO, which is approximately three months from the date of this filing, the Company may exercise its option to extend the timeframe for an additional three months, which would require the Company to deposit into the trust account $2,063,629 (an additional $0.10 per IPO share), or commence an automatic winding up, dissolution and liquidation of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and December 31, 2017.

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

SEPTEMBER 30, 2018

(Unaudited)

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash, prepaid assets, accounts payable and accrued expenses, due to related parties and due to Sponsor are estimated to approximate the carrying values as of September 30, 2018 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$370	$370	$—	$—
U.S. Treasury Securities held in Trust Account	209,362,019	—	209,362,019	—
	$209,362,389	$370	$209,362,019	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$8,940	$8,940	$—	$—
U.S. Treasury Securities held in Trust Account	206,776,908	—	206,776,908	—
	$206,785,848	$8,940	$206,776,908	$—

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding for the period. At September 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

SEPTEMBER 30, 2018

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

Note 5 – Related Party Transactions

Insider Shares

On July 11, 2017, the Company issued 4,312,500 shares (“Insider Shares”) of ordinary shares to the shareholders (“Initial Shareholders”) for an aggregate amount of $25,000. On October 25, 2017, an additional 862,500 shares of the Company were issued to the Initial Shareholders for an aggregate amount of $6,038. The 5,175,000 Insider Shares include an aggregate of up to 675,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Shareholders will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 3, 2017, 15,927 Insider Shares were forfeited to the extent that the underwriters’ over-allotment is exercised in part. The Initial Shareholders maintained 20% of the Company’s issued and outstanding shares after the Initial Public Offering and the exercise of the over-allotment.

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

As of September 30, 2018 and December 31, 2017, amount due to related parties were $27,530 and $4,289, respectively. The amounts were unpaid reimbursements for the operating expenses paid by the officers on behalf of the Company.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Note 6 —Investment Held in Trust Account

As of September 30, 2018, investment in the Company’s Trust Account consisted of $370 in cash and $209,362,019 in U.S. Treasury Securities. As of December 31, 2017, investment in the Company’s Trust Account consisted of $8,940 in United States Money Market and $206,776,908 in U.S. Treasury Securities. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to the short term maturity. As of September 30, 2018 and December 31, 2017, cash and investments held in trust account is $209,362,389 and $206,785,848, respectively. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2018 and December 31, 2017 are as follows:

	Carrying Value as of September 30, 2018	Gross Unrealized Holding Loss	Fair Value as of September 30, 2018
Cash	$370	$—	$370
U.S. Treasury Securities	209,362,019	(44,084)	209,317,935
	$209,362,389	$(44,084)	$209,318,305

	Carrying Value as of December 31, 2017	Gross Unrealized Holding Loss	Fair Value as of December 31, 2017
U.S. Money Market	$8,940	$—	$8,940
U.S. Treasury Securities	206,776,908	(70,639)	206,706,269
	$206,785,848	$(70,639)	$206,715,209

In February 2018, the Company sold the U.S. Treasury Securities in a net carrying value of $207,176,263 for a total cash of $207,078,506. The Company recorded a realized loss from sale of investment in the amount of $97,758 accordingly. In August 2018, the Company redeemed the expired treasury bills for total cash proceeds of $208,816,500.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

SEPTEMBER 30, 2018

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

Note 8 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue a total of 2,000,000 preferred shares of a par value of $0.0001 each. At September 30, 2018 and December 31, 2017, there were no shares of preferred shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue a total of 200,000,000 ordinary shares of a par value of $0.0001 each. As of September 30, 2018, the Company has issued an aggregate of 5,909,467 ordinary shares, excluding 20,413,625 shares of ordinary shares subject to possible redemption. As of December 31, 2017, the Company has issued an aggregate of 6,124,044 ordinary shares, excluding 20,199,048 shares of ordinary shares subject to possible redemption.

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

SEPTEMBER 30, 2018

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

Note 9 – Subsequent Events

On November 2, 2018, the Company entered into a share exchange agreement with Renren Inc. (“Renren” or the “Seller”) and Kaixin Auto Group (“Kaixin”) pursuant to which CM Seven Star would acquire all of the outstanding equity interests of Kaixin. Kaixin was founded in 2015 by its corporate parent, Renren, to capitalize on growth in China’s used car financing industry. Kaixin operates a unique business model that includes on-line and brick-and-mortar dealerships as well as a network of parties that provide a range of value-added and after-sale services.

100% of the acquisition consideration will be newly issued ordinary shares of the Company and amounts remaining in the Company’s trust account at the closing of the business combination are expected to be used for Kaixin’s capital growth. Upon closing of the acquisition, Kaixin shareholders will receive approximately 28.3 million in shares as consideration and up to approximately 19.5 million additional shares based on incentive earnouts (as described in more detail below), issuable in the future upon achievement of certain financial results and/or stock prices, and subject to certain indemnification arrangements. In addition, approximately 4.7 million shares will be issued at closing or reserved for issuance to Kaixin’s management under its equity incentive plan.

If Kaixin’s revenue equals or exceeds RMB5.0 billion in 2019 (USD 725.7 million), Renren will receive 1.95 million shares. If Kaixin’s 2019 Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) equals RMB150 million (USD 21.8 million), Renren will receive 3.9 million shares, increasing proportionally to 7.8 million shares if 2019 Adjusted EBITDA equals or exceeds RMB200 million (USD 29.0 million). If Kaixin’s 2020 Adjusted EBITDA equals RMB340 million (USD 49.3 million), Renren will receive 4.875 million shares, increasing proportionally to 9.75 million shares if 2020 Adjusted EBITDA equals or exceeds RMB480 million (USD 69.7 million). Notwithstanding the Revenue and Adjusted EBITDA achieved by the post-transaction company for any period, Kaixin shareholders will receive the 2019 earnout shares if the Company’s stock price is higher than $13.00 for any sixty days in any period of ninety consecutive trading days during a fifteen month period following the closing, and will receive the 2019 earnout shares and the 2020 earnout shares if the Company’s stock price is higher than $13.50 for any sixty days in any period of ninety consecutive trading days during a thirty month period following the closing.

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

As of September 30, 2018, a total of $209,362,389 was held in a trust account established for the benefit of the Company’s public shareholders, which included $206,362,930 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placements and subsequent interest income.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Proposed Business Combination

On November 2, 2018, the Company entered into a share exchange agreement with Renren Inc. (“Renren” or the “Seller”) and Kaixin Auto Group (“Kaixin”) pursuant to which CM Seven Star would acquire all of the outstanding equity interests of Kaixin. Kaixin was founded in 2015 by its corporate parent, Renren, to capitalize on growth in China’s used car financing industry. Kaixin operates a unique business model that includes on-line and brick-and-mortar dealerships as well as a network of parties that provide a range of value-added and after-sale services.

100% of the acquisition consideration will be newly issued ordinary shares of the Company and amounts remaining in the Company’s trust account at the closing of the business combination are expected to be used for Kaixin’s capital growth. Upon closing of the Acquisition, Kaixin shareholders will receive approximately 28.3 million in shares as consideration and up to approximately 19.5 million additional shares based on incentive earnouts (as described in more detail below), issuable in the future upon achievement of certain financial results and/or stock prices, and subject to certain indemnification arrangements. In addition, approximately 4.7 million shares will be issued at closing or reserved for issuance to Kaixin’s management under its equity incentive plan.

If Kaixin’s revenue equals or exceeds RMB5.0 billion in 2019 (USD 725.7 million), Renren will receive 1.95 million shares. If Kaixin’s 2019 Adjusted EBITDA equals RMB150 million (USD 21.8 million), Renren will receive 3.9 million shares, increasing proportionally to 7.8 million shares if 2019 Adjusted EBITDA equals or exceeds RMB200 million (USD 29.0 million). If Kaixin’s 2020 Adjusted EBITDA equals RMB340 million (USD 49.3 million), Renren will receive 4.875 million shares, increasing proportionally to 9.75 million shares if 2020 Adjusted EBITDA equals or exceeds RMB480 million (USD 69.7 million). Notwithstanding the Revenue and Adjusted EBITDA achieved by the post-transaction company for any period, Kaixin shareholders will receive the 2019 earnout shares if the Company’s stock price is higher than $13.00 for any sixty days in any period of ninety consecutive trading days during a fifteen month period following the closing, and will receive the 2019 earnout shares and the 2020 earnout shares if the Company’s stock price is higher than $13.50 for any sixty days in any period of ninety consecutive trading days during a thirty month period following the closing.

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

For the three months ended September 30, 2018, we had net income of $828,104, which was comprised of operating costs of $177,984 and interest income of $1,006,088 from investments in our Trust Account and interest from our savings account. For the three months ended September 30, 2017, we incurred operating costs of $2,612 and interest income of $41 from our savings account.

For the nine months ended September 30, 2018, we had net income of $2,145,766, which was comprised of operating costs of $431,786, realized loss from sale of investments of $97,758, and interest income of $2,675,310 from investments in our Trust Account and interest earned on our savings account. For the nine months ended September 30, 2017, we incurred net operating costs of $4,991.

Liquidity and Capital Resources

As of September 30, 2018, we had cash outside our trust account of $374,955 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial Business Combination.

Our liquidity needs have been satisfied to date through receipt of $31,038 from the sale of the insider shares, advances from our Sponsor and an affiliate of our Sponsor in an aggregate amount of $663,009, which were repaid upon our IPO, and the remaining net proceeds from our IPO and Private Placements. Additionally, on May 23, 2018, our sponsor loaned to us $500,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which we consummate a business combination. In the event that we are unable to consummate a business combination, as described in the prospectus relating to the IPO, the balance of such note will be forgiven and our Sponsor will not be entitled to any payment thereunder.

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

We anticipate that the approximately $374,955 outside of our trust account as of September 30, 2018, will be insufficient to cover our operating costs and our estimated costs of undertaking our initial business combination. If the Company is required to pay these costs prior to the initial business combination closing, then the Company will need to obtain additional financing to consummate our initial business combination. Either in order to raise such additional financing, or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in either case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a business combination within 15 months from our IPO, which is approximately three months from the date of this filing, we may exercise our option to extend the timeframe for an additional three months, which would require us to deposit into the trust account $2,063,629 (an additional $0.10 per IPO share), or commence an automatic winding up, dissolution and liquidation. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At September 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2018, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $4,127,259 in underwriting discounts and commissions and $881,326 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

2.1	Share Exchange Agreement dated November 2, 2018 (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date : November 13, 2018