Form 10-K
period 2018-12-31
CM Seven Star Acquisition Corp
filed 2019-03-25
CIK 1713539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-38261

CM SEVEN STAR ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 1306, 13/F, AIA Central
1 Connaught Road, Central, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   +852 3796 2750

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.0001	Nasdaq Capital Market
par value, one-half of a Redeemable Warrant to
acquire an Ordinary Share, and one Right to acquire
one-tenth (1/10) of an Ordinary Share

Ordinary Shares	Nasdaq Capital Market

Warrants	Nasdaq Capital Market

Rights	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At June 29, 2018, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $217,725,633 based on the closing sale price of the Registrant’s ordinary shares on June 29, 2018 of $10.35 per share.

The number of shares outstanding of the Registrant’s ordinary shares as of March 15, 2019 was 26,323,092.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CM SEVEN STAR ACQUISITION CORPORATION

Annual Report on Form 10-K for the Year Ended December 31, 2018

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

A total of $206,362,930 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placements on October 30, 2017 and November 3, 2017 were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by April 30, 2019.

Business Combination Agreement

On November 2, 2018, we entered into a share exchange agreement (the “Share Exchange Agreement” or the “Agreement”) with Renren Inc. (“Renren” or the “Seller”) and Kaixin Auto Group (“Kaixin”) pursuant to which we would acquire all of the outstanding equity interests of Kaixin (the “Acquisition”).

Upon the closing of the transactions contemplated in the Share Exchange Agreement, we will acquire 100% of the issued and outstanding securities of Kaixin, in exchange for approximately 28.3 million of our ordinary shares. An additional 4.7 million shares million shares of CM Seven Star will be issued at closing or reserved for issuance under an equity incentive plan to members of Kaixin’s management team in exchange for currently outstanding options in Kaixin. Additionally, 19.5 million earnout shares are to be issued and held in escrow. The Seller may be entitled to receive earnout shares as follows: (1) if the Company’s gross revenue for the year ended December 31, 2019 is greater than or equal to RMB 5,000,000,000, the Seller is entitled to receive 1,950,000 ordinary shares of CM Seven Star; (2) if the Company’s adjusted EBITDA for the year ended December 31, 2019 is greater than or equal to RMB 150,000,000, the Seller is entitled to receive 3,900,000 ordinary shares of CM Seven Star, increasing proportionally to 7,800,000 ordinary shares if Company’s adjusted EBITDA is greater than or equal to RMB 200,000,000; and (3) if the Company’s adjusted EBITDA for the year ended December 31, 2020 is greater than or equal to RMB 340,000,000, the Seller is entitled to receive 4,875,000 ordinary shares, increasing proportionally to 9,750,000 ordinary shares if the Company’s adjusted EBITDA is greater than or equal to RMB 480,000,000. Notwithstanding the Revenue and Adjusted EBITDA achieved by the post-transaction company for any period, Renren will receive the 2019 earnout shares if the stock price is higher than $13.00 for any sixty days in any period of ninety consecutive trading days during an fifteen month period following the closing, and will receive the 2019 earnout shares and the 2020 earnout shares if the stock price is higher than $13.50 for any sixty days in any period of ninety consecutive trading days during a thirty month period following the closing.

In connection with the Acquisition, we filed and will file relevant materials with the Securities and Exchange Commission (the “SEC”), including a proxy statement on Schedule 14A. Promptly after filing our definitive proxy statement with the SEC, we will mail the definitive proxy statement and a proxy card to each stockholder entitled to vote at the special meeting relating to the transaction. INVESTORS AND SECURITY HOLDERS OF CM SEVEN STAR ARE URGED TO READ THESE MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE TRANSACTION THAT CM SEVEN STAR WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT CM SEVEN STAR, KAIXIN AND THE TRANSACTION. The preliminary proxy statement, the definitive proxy statement and other relevant materials in connection with the transaction (when they become available), and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website (www.sec.gov) or by writing to us at Suite 1306, 13/F, AIA Central, 1 Connaught Road, Central, Hong Kong.

Recent Developments

On January 24, 2019 we issued an unsecured promissory note in the aggregate principal amount of up to $1,100,000 to Shareholder Value Fund, the Company’s initial public offering sponsor (“SVF”). $1,100,000 has been fully drawn down on January 24, 2019. The note does not bear interest and matures upon closing of a business combination. In the event that the company does not close a business combination, the note will not be repaid.

On January 24, 2019 our Sponsor and Kaixin extended the time available to us to complete a business combination to April 30, 2019 by depositing $2,063,629.30 into our trust account. In conjunction with the extension, we issued unsecured promissory notes in the aggregate principal amount of $2,063,629.30 to SVF and Kaixin in exchange for those entities depositing such amount into the Company’s trust account. The notes do not bear interest and mature upon closing of a business combination by us. In addition, the notes may be converted by the holder into our units (identical to the units issued in our initial public offering) at a price of $10.00 per unit.

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

Management Experience and Sponsor’s Relationship with CMIG

We believe that our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that our contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers, in addition to the geographical reach of our affiliates, will enable us to pursue a broad range of opportunities. Our management team has significant experience in engaging in cross-border business in Asia, Europe, and the U.S., and understands the cultural, business and economic differences and opportunities that will allow us to negotiate a transaction. In addition, since our Sponsor is managed by an investment manager that is an affiliate of China Minsheng Investment Group Co. Ltd. (“CMIG”), a well-recognized financial company in China with sizeable investments in various industries, we believe that we could benefit from CMIG’s resources, including CMIG and its affiliates presenting to us potential targets, as well as CMIG’s assistance in analyzing and completing due diligence on such targets if needed.

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

Effecting an Acquisition Transaction

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until the closing of a business combination. We intend to utilize cash derived from the proceeds of the IPO and the Private Placements, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of the IPO and the Private Placements are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in the IPO were investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. We believe that Kaixin satisfies this test.

Shareholder Approval of Business Combination

In connection with the proposed business combination with Kaixin, we are seeking shareholder approval of the Acquisition. At the meeting called for such purpose, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable). Our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if only a quorum is present at the meeting at which we seek shareholder approval of the proposed Acquisition, we would need only 893,974 of our public shares (or approximately 4.3% of our public shares) to be voted in favor of the transaction in order to have such transaction approved.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase Units or Ordinary Shares from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

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

Automatic Liquidation if No Business Combination

If we do not complete a business combination by April 30, 2019, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

The amount in the trust account (less approximately $1,800 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

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

Bing Lin, our former Chief Executive Officer and member of our Board of Directors, agreed that, if we liquidate the trust account prior to the consummation of a business combination, he will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that he will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution could be less than $10.00 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.00 per share.

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

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;

•	NASDAQ may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

•	our outstanding warrants, rights and unit purchase options and the potential future dilution they represent;

•	our obligation to pay EarlyBirdCapital a fee of 3.5% of the gross proceeds of the IPO upon consummation of our initial business combination pursuant to the business combination marketing agreement (as described in the prospectus relating to the IPO);

•	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

•	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

•	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

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

Holders of Record

At March 22, 2019, there were 26,323,092 of our ordinary shares issued and outstanding held by 10 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Upon the closing of the above transactions, a total of $206,362,930 of the net proceeds from the sale of Units in the IPO (including the over-allotment option Units) and the private placements on October 30, 2017 and November 3, 2017 were placed in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of December 31, 2017 and 2018, cash and cash equivalents held in trust totaled $206,785,848 and $210,455,469, respectively.

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

We presently have no revenue, have had losses from operations since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our Sponsor, our officers and directors to fund our operations.

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

As of December 31, 2018, a total of $210,455,469 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Proposed Business Combination

On November 2, 2018, the Company entered into a share exchange agreement with Renren Inc. (“Renren” or the “Seller”) and Kaixin Auto Group (“Kaixin”) pursuant to which we would acquire all of the outstanding equity interests of Kaixin. Kaixin was founded in 2015 by its corporate parent, Renren, to capitalize on growth in China’s used car financing industry. Kaixin operates a unique business model that includes on-line and brick-and-mortar dealerships as well as a network of parties that provide a range of value-added and after-sale services.

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

On January 25, 2019, the Company extended the time required for the Company to complete its proposed Business Combination with Kaixin Auto Group (“Kaixin”), for an additional three-months, ending April 30, 2019. The Sponsor or its designees and Kaixin deposited an aggregate amount of $2,063,629, of which Kaixin funded $1,050,000 and the Sponsor funded $1,013,629, representing $0.10 per public share, into the Company’s Trust account on January 25, 2019 pursuant to the terms of the investment management trust agreement entered into by the Company at the time of the Company’s initial public offering and pursuant to the terms of the definitive share exchange agreement previously entered into by the Company and Kaixin.

Accounting for the Acquisition

The Business Combination will be accounted for as a “reverse merger” in accordance with U.S. GAAP. Under this method of accounting the Company will be treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, Kaixin securityholders are expected to have a majority of the voting power of the combined company, Kaixin comprising all of the ongoing operations of the combined entity, Kaixin comprising a majority of the governing body of the combined company, and Kaixin’s senior management comprising all of the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination will be treated as the equivalent of Kaixin issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company will be stated at fair value which approximates historical costs as the Company has only cash and short-term liabilities. No goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of Kaixin

Results of Operations

Our entire activity from inception up to October 30, 2017 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates and preparation of business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is expected to be significant in view of our investment in U.S. Treasury Bills from our Trust fund. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses incurred for our merger and acquisition related activities.

For the years ended December 31, 2018 and 2017, we had a net income of $2,257,292 and $337,250, respectively. The formation and operating costs (not charged against shareholders’ equity) for the year ended December 31 2018 was $1,413,762, an increase of $1,327,956, from $85,806 for the year ended December 31, 2017. The increase was mainly caused by the increase of professional fees related to our merger and acquisition related activities. The interest income from investments in our Trust Account for the year ended December 31, 2018 was $3,768,812, an increase of $3,345,756, from $423,056 for the year ended December 31, 2017. During the year ended December 31, 2018, we earned the full year of interest income from our investment. During the year ended December 31, 2017, we only earned two months of interest income as our IPO was closed on October 30, 2017. We also incurred realized loss from sale of investments of $97,758 during the year ended December 31, 2018. We did not incur such loss during the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had cash outside our trust account of $39,643, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

Our liquidity needs have been satisfied to date through receipt of $31,038 from the sale of the insider shares, advances from our sponsor and an affiliate of our sponsor in an aggregate amount of $663,009, which were repaid upon our IPO and not outstanding as of December 31, 2017, and the remaining net proceeds from our IPO and Private Placements as well as the additional funding from our sponsor (see below).

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

On January 24, 2019 we issued an unsecured promissory note in the aggregate principal amount of up to $1,100,000 to our sponsor. We may request funds from SVF under the note from time to time. The note does not bear interest and matures upon closing of a business combination. Thereafter, the total of all Sponsor loans to us was $1,600,000. In the event that we are unable to consummate a business combination, as described in the prospectus relating to the IPO, the balance of such note will be forgiven and our sponsor will not be entitled to any payment thereunder.

On January 24, 2019 our sponsor and Kaixin extended the time available to us to complete a business combination to April 30, 2019 by depositing $2,063,629.30 into our trust account. In conjunction with the extension, we issued unsecured promissory notes in the aggregate principal amount of $2,063,629.30 to SVF and Kaixin in exchange for those entities depositing such amount into the Company’s trust account. The notes do not bear interest and mature upon closing of a business combination by us. In addition, the notes may be converted by the holder into our units (identical to the units issued in our initial public offering) at a price of $10.00 per unit.

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

We anticipate that the approximately $39,643 outside of our trust account as of December 31, 2018, combined with the additional funding available from our sponsor’s promissory note commitment, will be sufficient to cover our operating costs and our estimated costs of undertaking our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations but there is no assurance that new financing will be available to us on commercially acceptable terms. However, if the Company is not able to consummate a Business Combination before April 30, 2019, the Company will commence an automatic winding up, dissolution and liquidation unless it seeks and receives the consent of its’ shareholders to otherwise extend the life of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2018. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

part III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 15, 2018.

Name	Age	Position
Anthony Ho	53	Non-executive Chairman of the Board
Sing Wang	54	Chief Executive Officer and Director
Stephen N. Cannon	51	President, Chief Financial Officer and Director
Jiong Shao	50	Director
Michele Smith	47	Director

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

Sing Wang has been our Chief Executive Officer and Director since February 19, 2018. Mr. Wang has served as the Chairman of TKK Capital, a private equity/wealth management company since August 2015. From August 2018 until present, Mr. Wang has served as the Chairman and CEO of TKK Symphony Acquisition Corporation, a Nasdaq-listed SPAC focused on Asian consumer opportunities. Since May 2017, Mr. Wang has been the Vice General Manager (non-executive) of CMIG Capital Company Limited. From February 2016 to May 2017, Mr. Wang was the Chief Executive Officer and Executive Director of China Minsheng Financial Holding Corporation Limited (HKEx: 245). Since 1991, Mr. Wang has been the founder, owner and manager of Amerinvest Group, a personal investment firm. From September 2015 until December 2017, Mr. Wang was a Senior Advisor to TPG China, Limited (Growth Platform). From May 2006 to August 2015, Mr. Wang was a Partner at TPG, served as a Co-Chairman of TPG Greater China and the Head of TPG Growth North Asia. Prior to joining TPG, Mr. Wang was the CEO and Executive Director of TOM Group Limited (HKEx: 2383) from mid-2000 to early 2006, a Chinese-language media and internet conglomerate in Greater China. Previously, Mr. Wang was with Goldman Sachs from 1993 to 2000, including serving as the Head of China High Technology in Hong Kong, and manager at HSBC Private Equity from November 1992 to June 1993, and a strategic consultant with McKinsey & Co. from November 1989 to September 1992. Mr. Wang has served on several boards, including: Independent Non-Executive Director of Sands China Limited (since July 2017 to present); Chairman of Evolution Media China (March 2016 until December 2017); Non-executive director of China Renewable Energy Investment Limited (HKEx: 987) (June 2011 to October 2015); Non-executive director of MIE Holdings Corporation (HKEx: 1555) (June 2010 to November 2015); Alternate director of Ping An Insurance (Group) Company of China, Ltd. (HKEx: 2318) (1994 to 2000); and Director of China Resources Land Limited (HKEx: 1109) (1996 to 1999). Mr. Wang graduated from Yunnan University, China, with a Bachelor of Science degree in Chemistry, and from the University of Oxford, UK, with multiple degrees including a Bachelor of Arts degree in Philosophy, Politics and Economics, an Oxford Master of Arts, and a Master of Science degree in Forestry. In addition, from June 2011 to May 2013, Mr. Wang was a member of the Listing Committee of the Stock Exchange of Hong Kong. From May 2011 to Nov 2015, Mr. Wang served as the Chairman of the Industry Policy Committee (IPC) of China Venture Capital and Private Equity Association (CVCA). He was also a Standing Committee Member of the 9th, 10th and 11th Yunnan Provincial Committee of the Chinese People’s Political Consultative Conference from January 2003 until January 2018.

Stephen N. Cannon has been our President, Chief Financial Officer and director since July 2017. Since October 2014, Mr. Cannon has been President of Everest Partners Limited, a privately owned investment firm, focused on Asian private investments. From June 2018 until present, Mr. Cannon has served as the CFO and President of Twelve Seas Investment Company, a Nasdaq-listed SPAC focused on European opportunities. From June 2014 until July 2016, Mr. Cannon was CEO and a director of DT Asia Acquisition Corp, a Nasdaq-listed SPAC, which successfully consummated its merger with a Chinese company, China Lending Corporation (NASD: CLDC). From April 2010 until October 2014, Mr. Cannon was a Partner and Head of China for RedBridge Group Ltd, a boutique merchant banking firm focused on Chinese and Arabian Gulf cross-border investments. From June 2009 until October 2014, Mr. Cannon was a senior advisor at Ackrell & Co, a U.S. broker-dealer. From May 2007 until April 2010, Mr. Cannon served in various capacities with Hambrecht Asia Acquisition Corp., a Nasdaq-listed SPAC. Mr. Cannon was a co-founder, initial Chief Financial Officer and a director, and then VP of Acquisitions, for Hambrecht Asia Acquisition Corp. From July 2005 until October 2008, Mr. Cannon served as a Managing Director of Asian investment banking for WR Hambrecht & Co. Prior to WR Hambrecht & Co, Mr. Cannon worked at the following investment banking firms: Ackrell & Co (2003-2005); ABN-Amro Securities (2000-2002); Donaldson Lufkin & Jenrette (1994-2000); Smith Barney (1993-1994); and Salomon Brothers (1991-1993). Mr. Cannon graduated from the University of Notre Dame with a Bachelor degree in Mechanical Engineering and a Bachelor degree in Economics. Mr. Cannon is currently an advisor to the Royal family of Cambodia. In addition, he serves as a board member of the Cambodian Hotel Association.

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held four meetings during 2018.

The members of the Audit Committee are Anthony Ho, Jiong Shao and Michele Smith, each of whom is an independent director under NASDAQ’s listing standards. Jiong Shao is the Chairperson of the audit committee. The Board has determined that Jiong Shao qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee held no meetings during 2018.

The members of the Nominating Committee are Anthony Ho, Jiong Shao and Michele Smith, each of whom is an independent director under NASDAQ’s listing standards. Jiong Shao is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held no meetings during 2018.

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

The members of the Compensation Committee are Jiong Shao, Michele Smith and Anthony Ho, each of whom is an independent director under NASDAQ’s listing standards. Jiong Shao is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under Cayman Islands law, directors owe the following fiduciary duties:

•	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not properly fetter the exercise of future discretion;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Name of Affiliated Company	Name of Individual	Priority/Preference relative to CM Seven Star Acquisition Corporation
CM Asset Management (Hongkong) Company Limited	Anthony Ho	CM Asset Management will have priority over us; however, as CM Asset Management (Hongkong) Company Limited does not generally seek investments in excess of $50 million, we anticipate being given the opportunity to review all potential targets of greater than that size that our management team becomes aware of.

Shareholder Value Fund (our sponsor)	Anthony Ho	Shareholder Value Fund will have priority over us; however, as Shareholder Value Fund does not generally seek investments in excess of $50 million, we anticipate being given the opportunity to review all potential targets of greater than that size that our management team becomes aware of.

CEC Capital	Jiong Shao	Sorrento Therapeutics will have priority over us.

CLSA Limited	Sing Wang	Texas Kang Kai Capital Management (Hong Kong) Limited will have priority over us.

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

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 15, 2019 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 15, 2019, we had 26,323,092 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 15, 2019 and the rights are not convertible within 60 days of March 15, 2019.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
Shareholder Value Fund(2)	4,936,799	19.6%
Anthony Ho	4,936,799	19.6%
Sing Wang	0	0
Stephen N. Cannon	200,000	*
Jiong Shao	50,000	*
Michele Smith	50,000	*
Glazer Capital, LLC(3)	1,532,897	5.8%
Paul J. Glazer(3)	1,532,897	5.8%
Weiss Asset Management LP (4)	2,233456	8.48%
WAM GP LLC (4)	2,233456	8.48%
Andrew M. Weiss, PH.D.(4)	2,233456	8.48%
Polar Asset Management Partners Inc. (5)	2,830,000	10.75%
All directors and executive officers as a group (5 individuals)	5,286,799	20.08%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o CM Seven Star Acquisition Corporation, Suite 1306, 13/F, AIA Central, 1 Connaught Road, Central, Hong Kong.

(2)	Mr. Anthony Ho, Suite 1306, 13/F, AIA Central, 1 Connaught Road, a director of Shareholder Value Fund, has voting and dispositive power over the shares owned by Shareholder Value Fund.

(3)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019. Paul J. Glazer serves as the Managing Member of Glazer Capital.

(4)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Weiss Asset Management is the sole investment manager to a private investment partnership (the “Partnership”) and a private investment fund (“Fund”). WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership and the Fund.

(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Jennifer Schwartz is the VP, Legal and Compliance for the reporting person.

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

In order to meet our working capital needs following the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

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

On October 25, 2017, we sold 862,500 shares in conjunction with an increase in the size of the IPO to maintain our initial shareholder’s ownership at a percentage of the number of shares sold in the IPO.

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

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would not be repaid. There was no outstanding balance under Working Capital Loans from related party as of December 31, 2018 and 2017.

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

On January 24, 2019 we issued an unsecured promissory note in the aggregate principal amount of up to $1,100,000 to Shareholder Value Fund, the Company’s initial public offering sponsor (“SVF”). $1,100,000 has been fully drawn down on January 24, 2019. The note does not bear interest and matures upon closing of a business combination. In the event that the company does not close a business combination, the note will not be repaid.

On January 24, 2019 our Sponsor and Kaixin extended the time available to us to complete a business combination to April 30, 2019 by depositing $2,063,629.30 into our trust account. In conjunction with the extension, we issued unsecured promissory notes in the aggregate principal amount of $2,063,629.30 to SVF and Kaixin in exchange for those entities depositing such amount into the Company’s trust account. The notes do not bear interest and mature upon closing of a business combination by us. In addition, the notes may be converted by the holder into our units (identical to the units issued in our initial public offering) at a price of $10.00 per unit.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP in connection with regulatory filings. The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the years ended December 31, 2017 and 2018 totaled $132,389 and $120,634, respectively. The above amounts include interim procedures and audit fees, review of required filings with the SEC, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay UHY LLP for consultations concerning financial accounting and reporting standards during the years ended December 31, 2017 and 2018.

Tax Fees. We did not pay UHY LLP for tax planning and tax advice for the years ended December 31, 2017 and 2018.

All Other Fees. We did not pay UHY LLP for other services for the years ended December 31, 2017 and 2018.

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

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 25, 2017, by and between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 30, 2017)

1.2	Business Combination Marketing Agreement between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 29, 2017)

2.1	Share Exchange Agreement dated November 2, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-k filed with the Securities & Exchange Commission on November 6, 2018)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.5	Warrant Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017)

4.6	Rights Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

4.7	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 29, 2017)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.2	Investment Management Trust Account Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2018)

10.3	Stock Escrow Agreement, dated October 25, 2017, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.4	Registration Rights Agreement, dated October 25, 2017, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

10.6	Promissory Note in the principal amount of $1,100,000 dated January 24, 2019

10.7	Promissory Note in the principal amount of $1,013,629.30 dated January 24, 2019

10.8	Promissory Note in the principal amount of $1,050,000.00

10.9	Convertible Loan Agreement dated January 28, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 1, 2019)

10.10	Subscription Agreement dated January 29, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 1, 2019)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CM SEVEN STAR ACQUISITION CORPORATION

Dated: March 22, 2019	By:
Name:
Title:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Director	March 22, 2019
Sing Wang	(Principal Executive Officer)

	President, Chief Financial Officer and Director	March 22, 2019
Stephen N. Cannon	(Principal Accounting and Financial Officer)

	Director	March 22, 2019
Anthoy Ho

	Director	March 22, 2019
Jiong Shao

	Director	March 22, 2019
Michele Smith

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 25, 2017, by and between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 30, 2017)

1.2	Business Combination Marketing Agreement between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 29, 2017)

2.1	Share Exchange Agreement dated November 2, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-k filed with the Securities & Exchange Commission on November 6, 2018)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.5	Warrant Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017)

4.6	Rights Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

4.7	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 29, 2017)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.2	Investment Management Trust Account Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2018)

10.3	Stock Escrow Agreement, dated October 25, 2017, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.4	Registration Rights Agreement, dated October 25, 2017, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

10.6	Promissory Note in the principal amount of $1,100,000 dated January 24, 2019

10.7	Promissory Note in the principal amount of $1,013,629.30 dated January 24, 2019

10.8	Promissory Note in the principal amount of $1,050,000.00

10.9	Convertible Loan Agreement dated January 28, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 1, 2019)

10.10	Subscription Agreement dated January 29, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 1, 2019)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CM SEVEN STAR ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CM Seven Star Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CM Seven Star Acquisition Corporation (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is not able to consummate a business combination before April 30, 2019, the Company will commence an automatic winding up, dissolution and liquidation unless it seeks and receives the consent of its shareholders to otherwise extend the life of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2017.

New York, New York
March 22, 2019

CM SEVEN STAR ACQUISITION CORPORATION

 BALANCE SHEETS

	December 31,	December 31,
	2018	2017

Assets
Cash	$39,643	$165,405
Prepaid assets	59,096	59,096
Total Current Assets	98,739	224,501

Cash and securities held in Trust Account	210,455,469	206,785,848
Total assets	$210,554,208	$207,010,349

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$787,507	$15,570
Due to related parties	18,918	4,289
Due to Sponsor	500,000	—
Total current liabilities	1,306,426	19,859

Commitments
Ordinary shares subject to possible redemption, 20,424,778 and 20,199,048 shares at redemption value at December 31, 2018 and 2017, respectively	204,247,780	201,990,480

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,898,314 shares (excluding 20,424,778 shares subject to possible redemption) and 6,124,044 shares (excluding 20,199,048 shares subject to possible redemption) issued and outstanding at December 31, 2018 and 2017, respectively	590	612
Additional paid-in capital	2,414,372	4,671,650
Retained earnings	2,585,040	327,748
Total shareholders’ equity	5,000,002	5,000,010

Total Liabilities and Shareholders’ Equity	$210,554,208	$207,010,349

The accompanying notes are an integral part of these financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Formation and operating costs	$1,413,762	$85,806
Loss from operations	1,413,762	85,806

Other income
Realized loss from sale of investment	(97,758)	-
Interest income	3,768,812	423,056
Total other income	3,671,054	423,056

Net income	$2,257,292	$337,250

Weighted average shares outstanding, basic and diluted	26,323,092	5,803,121

Basic and diluted net income per ordinary share	$0.09	$0.06

The accompanying notes are an integral part of these financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional	Accumulated	Total
	Ordinary Shares (1)		Paid-in	Earnings	Shareholders’
	Shares	Par Value	Capital	(Deficit)	Equity (Deficit)

Balance as of January 1, 2017	1	$-	$-	$(9,502)	$(9,502)

Cancellation of ordinary shares to director	(1)	-	-	-	-

Issuance of ordinary shares to Initial Shareholders	4,312,500	431	24,569	-	25,000

Issuance of Additional Ordinary Shares to Initial Shareholders on October 25, 2017	862,500	86	5,952	-	6,038

Sale of 18,000,000 Units on October 30, 2017 through public offering	18,000,000	1,800	179,998,200	-	180,000,000

Sale of 475,000 Private Placement Units on October 30, 2017	475,000	48	4,749,952	-	4,750,000

Sale of Over-Allotment units to underwriters on November 3, 2017	2,636,293	264	26,362,666	-	26,362,930

Sale of Private Placement Units on November 3, 2017	52,726	5	527,255	-	527,260

Underwriters’ discount	-	-	(4,127,260)	-	(4,127,260)

Other offering expenses	-	-	(4,152,726)	-	(4,152,726)

Proceed from sale of underwriter’s unit purchase option	-	-	100	-	100

Fair value of underwriter’s unit purchase option	-	-	3,271,400	-	3,271,400

Forfeited insider shares in connection of exercise of over-allotment	(15,927)	(2)	2	-	-

Reclassification of ordinary shares subject to possible conversion	(20,199,048)	(2,020)	(201,988,460)	-	(201,990,480)

Net income	-	-	-	337,250	337,250

Balance as of December 31, 2017	6,124,044	$612	$4,671,650	$327,748	$5,000,010

Reclassification of ordinary shares subject to possible conversion	(225,730)	(22)	(2,257,278)	-	(2,257,300)

Net income	-	-	-	2,257,292	2,257,292

Balance as of December 31, 2018	5,898,314	$590	$2,414,372	$2,585,040	$5,000,002

(1)	This number excludes 20,424,778 and 20,199,048 ordinary shares subject to possible redemption at December 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$2,257,292	$337,250
Adjustments to reconcile net income to net cash used in operating activities:
Realized loss from sale of investment	97,758
Interest earned on investment held in Trust Account	(3,767,379)	(422,918)
Changes in current assets and current liabilities:
Prepaid assets	—	(59,096)
Accounts payable and accrued expense	771,937	15,570
Due to related parties	14,630	4,289
Net cash used in operating activities	(625,762)	(124,905)

Cash Flows from Investing Activities:
Principal deposited in Trust Account		(206,362,930)
Proceeds from sales and redemptions of investment held in Trust Account	626,140,347	179,999,831
Purchase of investment held in Trust Account	(626,140,347)	(179,999,831)
Net cash used in investing activities	—	(206,362,930)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees	—	202,235,670
Proceeds from private placement	—	5,277,260
Proceeds from underwriter’s unit purchase option	—	100
Proceeds from sale of ordinary shares to initial shareholders	—	31,038
Proceeds from Sponsor loan	500,000	500,000
Repayment of Sponsor loan	—	(578,507)
Repayment of advances from related party	—	(84,502)
Payments of deferred offering costs	—	(727,819)
Net cash provided from financing activities	500,000	206,653,240

Net (Decrease) Increase in Cash	(125,762)	165,405
Cash - Beginning	165,405	—
Cash - Ending	$39,643	$165,405

The accompanying notes are an integral part of these financial statements.

CM SEVEN STAR ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2018

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

As of December 31, 2018, the Company had not yet commenced any operations generating revenue. The Company has selected December 31 as its fiscal year end.

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

The Company will have 15 months (to January 2019) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, it will trigger the automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. However, if the Company anticipates that it may not be able to consummate a Business Combination within 15 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Amended and Restated Memorandum and Articles of Association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate a Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $2,063,629 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of the initial Business Combination, or, at the lender’s discretion, converted upon consummation of the Business Combination into additional private units at a price of $10.00 per unit. The Company’s stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of a Business Combination. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company issued a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company issued a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate its initial Business Combinations, such insiders (or their affiliates or designees) may deposit the entire amount required.

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

Share Exchange Agreement

On November 2, 2018, the Company entered into a share exchange agreement with Renren Inc. (“Renren” or the “Seller”) and Kaixin Auto Group (“Kaixin”) pursuant to which the Company would acquire all of the outstanding equity interests of Kaixin (the “Acquisition”). Kaixin was founded in 2015 by its corporate parent, Renren, to capitalize on growth in China’s used car financing industry. Kaixin operates a unique business model that includes on-line and brick-and-mortar dealerships as well as a network of parties that provide a range of value-added and after-sale services.

100% of the acquisition consideration will be newly issued ordinary shares of the Company and amounts remaining in the Company’s trust account at the closing of the business combination are expected to be used for Kaixin’s capital growth. Upon closing of the acquisition, Kaixin shareholders will receive approximately 28.3 million in ordinary shares as consideration and up to approximately 19.5 million additional ordinary shares based on incentive earnouts (as described in more detail below), issuable in the future upon achievement of certain financial results and/or stock prices, and subject to certain indemnification arrangements. In addition, approximately 4.7 million ordinary shares will be issued at closing or reserved for issuance to Kaixin’s management under its equity incentive plan.

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

On January 25, 2019, the Company extended the time required for the Company to complete its proposed Business Combination with Kaixin Auto Group (“Kaixin”), for an additional three-months, ending April 30, 2019. The Sponsor or its designees and Kaixin deposited an aggregate amount of $2,063,629, of which Kaixin funded $1,050,000 and the Sponsor funded $1,013,629, representing $0.10 per public share, into the Company’s Trust account on January 25, 2019 pursuant to the terms of the investment management trust agreement entered into by the Company at the time of the Company’s initial public offering and pursuant to the terms of the definitive share exchange agreement previously entered into by the Company and Kaixin.

Conditions to Closing

General Conditions

Consummation of the Share Exchange Agreement and the Acquisition is conditioned on, among other things, (i) the absence of any order, stay, judgment or decree by any government agency making the Acquisition illegal or otherwise preventing the Acquisition; (ii) the Company receiving approval from its shareholders to the Acquisition, and (iii) the Company having in excess of $5 million in tangible assets upon closing of the Acquisition (not including any amounts contributed by the Company or the Seller or by investors or financing introduced or procured by the Company or the Seller).

Kaixin and the Seller’s Conditions to Closing

The obligations of the Seller and Kaixin to consummate the transactions contemplated by the Share Exchange Agreement, in addition to the conditions described above, are conditioned upon each of the following, among other things:

■	The Company complying with all of its obligations under the Share Exchange Agreement;

■	the representations and warranties of the Company being true on and as of the closing date of the Acquisition;

■	Kaixin receiving a legal opinion from the Company’s counsel in the Cayman Islands; and

■	there having been no material adverse effect to Kaixin’s business.

The Company’s Conditions to Closing

The obligations of The Company to consummate the transactions contemplated by the Share Exchange Agreement, in addition to the conditions described above in the first paragraph of this section, are conditioned upon each of the following, among other things:

■	Kaixin complying with all of its obligations under the Share Exchange Agreement;

●	the representations and warranties of Kaixin being true on and as of the closing date of the acquisition and Kaixin complying with all required covenants in the Share Exchange Agreement;

●	there having been no material adverse effect to The Company’s business;

●	the Company receiving a legal opinion from Kaixin’s counsel in the PRC and Cayman Islands;

●	the forfeiture by the Seller of all loans listed on the relevant disclosure schedule made to Kaixin or its subsidiaries; and

●	Kaixin selling one of its subsidiaries to an affiliate of the Seller.

Accounting for the Acquisition

The Business Combination will be accounted for as a “reverse merger” in accordance with U.S. GAAP. Under this method of accounting the Company will be treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, Kaixin securityholders are expected to have a majority of the voting power of the combined company, Kaixin comprising all of the ongoing operations of the combined entity, Kaixin comprising a majority of the governing body of the combined company, and Kaixin’s senior management comprising all of the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination will be treated as the equivalent of Kaixin issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company will be stated at fair value which approximates historical costs as the Company has only cash and short-term liabilities. No goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of Kaixin.

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

Liquidity

As of December 31, 2018, the Company had cash outside the Trust Account of $39,643 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2018, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through the date of this report, the Company’s liquidity needs were satisfied through receipt of $31,038 from the sale of the insider shares, advances from the Company’s Sponsor and an affiliate of the Sponsor in an aggregate amount of $663,009 which were repaid upon the IPO, and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and Note 4). On May 23, 2018 and January 24, 2019, the Sponsor loaned to the Company an additional $500,000 (see Note 5) and $1,100,000 (see Note 9), respectively, pursuant to the non-convertible non-interest bearing promissory notes, which will be repaid promptly after the date on which the Company consummates a Business Combination. In the event that the Company is unable to consummate a Business Combination, the balance of such note will be forgiven and the Sponsor will not be entitled to any payment.

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

On November 2, 2018, the Company entered into a Share Exchange Agreement with Kaixin Auto Group. The initial Business Combination is expected to close during the first quarter of 2019. The Company has engaged several professional firms for services regarding the transaction, resulting in a significant increase in the Company’s expenditures for merger and acquisition related activities. If the Company is not able to consummate a Business Combination before April 30, 2019, the Company will commence an automatic winding up, dissolution and liquidation unless it seeks and receives the consent of its’ shareholders to otherwise extend the life of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and December 31, 2017.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash, prepaid assets, accounts payable and accrued expenses, due to related parties and due to Sponsor are estimated to approximate the carrying values as of December 31, 2018 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2018 and 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$3,600	$3,600	$—	$—
U.S. Treasury Securities held in Trust Account	210,451,869	—	210,451,869	—
	$210,455,469	$3,600	$210,451,869	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$8,940	$8,940	$—	$—
U.S. Treasury Securities held in Trust Account	206,776,908	—	206,776,908	—
	$206,785,848	$8,940	$206,776,908	$—

 Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and December 31, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding for the period. At December 31, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on November 28, 2016, the evaluation was performed through the 2018 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

As of December 31, 2018 and 2017, amount due to related parties were $18,918 and $4,289, respectively. The amounts were unpaid reimbursements for the operating expenses paid by the officers on behalf of the Company.

Related Party Loans

In order to meet the working capital needs following the IPO, the initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes could either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Business Combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). The Company’s shareholders have approved any issuance of the units and underlying securities upon conversion of such notes, to the extent an optional conversion is included and the holder wishes to so convert them at the time of the consummation of the initial Business Combination. If the Company does not complete a Business Combination, the loans will not be repaid. There was no outstanding balance under Working Capital Loans from related party as of December 31, 2018 and 2017.

Note 6 —Investment Held in Trust Account

As of December 31, 2018, investment in the Company’s Trust Account consisted of $3,600 in cash and $210,451,869 in U.S. Treasury Securities. As of December 31, 2017, investment in the Company’s Trust Account consisted of $8,940 in United States Money Market and $206,776,908 in U.S. Treasury Securities. The Company classifies its United States Treasury Bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to the short term maturity. As of December 31, 2018 and 2017, cash and investments held in trust account are $210,455,469 and $206,785,848, respectively. The carrying value, excluding gross unrealized holding gain (loss) and fair value of held to maturity securities on December 31, 2018 and 2017 are as follows:

	Carrying Value as of December 31, 2018	Gross Unrealized Holding Gain	Fair Value as of December 31, 2018
Cash	$3,600	$—	$3,600
U.S. Treasury Securities	210,451,869	15,175	210,467,044
	$210,455,469	$15,175	$210,470,644

	Carrying Value as of December 31, 2017	Gross Unrealized Holding Loss	Fair Value as of December 31, 2017
U.S. Money Market	$8,940	$—	$8,940
U.S. Treasury Securities	206,776,908	(70,639)	206,706,269
	$206,785,848	$(70,639)	$206,715,209

In February 2018, the Company sold the U.S. Treasury Securities in a net carrying value of $207,176,264 for a total cash of $207,078,506. The Company recorded a realized loss from sale of investment in the amount of $97,758 accordingly. In August 2018, the Company redeemed the expired treasury bills for total cash proceeds of $208,816,500 and re-invested in U.S. Treasury Bills. In December 2018, the Company redeemed the expired treasury bills for total cash proceeds of $210,224,000 and re-invested in U.S. Treasury Bills.

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

Note 8 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue a total of 2,000,000 preferred shares of a par value of $0.0001 each. At December 31, 2018 and 2017, there were no shares of preferred shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue a total of 200,000,000 ordinary shares of a par value of $0.0001 each. As of December 31, 2018, the Company has issued an aggregate of 5,898,314 ordinary shares, excluding 20,424,778 shares of ordinary shares subject to possible redemption. As of December 31, 2017, the Company has issued an aggregate of 6,124,044 ordinary shares, excluding 20,199,048 shares of ordinary shares subject to possible redemption.

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

Note 9 – Subsequent Events

On January 24, 2019, the Sponsor loaned to the Company an additional $1,100,000 pursuant to a non-convertible non-interest bearing promissory note, which will be repaid promptly after the date on which the Company consummates a Business Combination. Thereafter, the total of all Sponsor loans to the Company was $1,600,000. In the event that the Company is unable to consummate a Business Combination, the balance of such note will be forgiven and the Sponsor will not be entitled to any payment.

On January 25, 2019, the Company issued two promissory notes in the aggregate principal amount of $2,063,629 to its Sponsor and Kaixin. The promissory note issued to the Sponsor was $1,013,629 and the promissory note issued to Kaixin was $1,050,000. The $2,063,629 received by the Company upon issuance of the notes was deposited into the Company’s Trust Account for the benefit of its public stockholders in order to extend the period of time the Company has to complete a business combination for an additional three months, from January 30, 2019 to April 30, 2019. The Sponsor and Kaixin have the right to convert the notes in whole or in part into Private Units of the Company, by providing written notice of this intention to convert these notes at least one business day prior to the closing of a Business Combination. The notes do not bear interest and are payable promptly after the date the Company completes a business combination.

On January 28, 2019, the Company entered into a convertible loan agreement with Kaixin and Kunlun Tech Limited (“Kunlun”), pursuant to which Kunlun agreed to fund, subject to customary closing conditions, a $23 million convertible loan to Kaixin (the “Loan”), with interest payable at the rate stipulated by the People’s Bank of China. The first tranche of the Loan, in the amount of $20 million, was funded to Kaixin on January 28, 2019, and the remaining $3 million is to be funded on or before January 31, 2020.

Upon completion of the Proposed Business Combination with Kaixin, all amounts outstanding under the Loan will automatically be converted into the Company units (each unit having the same underlying securities as were issued in Initial Public Offering) at a conversion price of $10.00 per unit. The amount payable under the second tranche of the Loan will, if funded after the completion of the Proposed Business Combination, automatically convert into the Company units at a conversion price of $10.00 per unit. In the event that the business combination does not close, Kaixin will be responsible for repaying the Note.

On January 29, 2019, the Company entered into a subscription agreement (the “Subscription Agreement”) with one accredited investor to sell 750,000 of its units (each unit having the same underlying securities as were issued in the Initial Public Offering) at a price of $10.00 per unit. The closing would take place on the closing date of the business combination. The closing is subject to customary conditions, including that the business combination must close prior to or concurrently with the closing of the sale of the units. The investor received certain demand and piggyback registration rights pursuant to the terms of the Subscription Agreement. Closing of each concurrent subscription (as defined in Section 5.5 of the Subscription Agreement) shall have taken place prior to or concurrently with the closing resulting in the Company having received gross proceeds of no less than $25,000,000 (including the subscription price) on or before closing date.

