Form 10-K/A
period 2018-12-31
CM Seven Star Acquisition Corp
filed 2019-04-15
CIK 1713539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No.1 to the Annual Report on Form 10-K/A is being filed solely to include signature pages that were omitted from the original filing. Except for the addition of the signatures, there have been no changes to this filing.

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

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 25, 2017, by and between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 30, 2017)

1.2	Business Combination Marketing Agreement between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 29, 2017)

2.1	Share Exchange Agreement dated November 2, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-k filed with the Securities & Exchange Commission on November 6, 2018)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.5	Warrant Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017)

4.6	Rights Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

4.7	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 29, 2017)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.2	Investment Management Trust Account Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2018)

10.3	Stock Escrow Agreement, dated October 25, 2017, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.4	Registration Rights Agreement, dated October 25, 2017, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

10.6	Promissory Note in the principal amount of $1,100,000 dated January 24, 2019 (Previously Filed)

10.7	Promissory Note in the principal amount of $1,013,629.30 dated January 24, 2019 (Previously Filed)

10.8	Promissory Note in the principal amount of $1,050,000.00 (Previously Filed)

10.9	Convertible Loan Agreement dated January 28, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 1, 2019)

10.10	Subscription Agreement dated January 29, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 1, 2019)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CM SEVEN STAR ACQUISITION CORPORATION

Dated: March 22, 2019	By:	/s/ Stephen N. Cannon
	Name:	Stephen N. Cannon
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sing Wang	Chief Executive Officer and Director	March 22, 2019
Sing Wang	(Principal Executive Officer)

/s/ Stephen N. Cannon	President, Chief Financial Officer and Director	March 22, 2019
Stephen N. Cannon	(Principal Accounting and Financial Officer)

/s/ Anthony Ho	Director	March 22, 2019
Anthony Ho

/s/ Jiong Shao	Director	March 22, 2019
Jiong Shao

/s/ Michele Smith	Director	March 22, 2019
Michele Smith

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 25, 2017, by and between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 30, 2017)

1.2	Business Combination Marketing Agreement between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 29, 2017)

2.1	Share Exchange Agreement dated November 2, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-k filed with the Securities & Exchange Commission on November 6, 2018)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.5	Warrant Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017)

4.6	Rights Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

4.7	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 29, 2017)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.2	Investment Management Trust Account Agreement, dated October 25, 2017, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2018)

10.3	Stock Escrow Agreement, dated October 25, 2017, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.4	Registration Rights Agreement, dated October 25, 2017, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 2, 2017)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

10.6	Promissory Note in the principal amount of $1,100,000 dated January 24, 2019

10.7	Promissory Note in the principal amount of $1,013,629.30 dated January 24, 2019

10.8	Promissory Note in the principal amount of $1,050,000.00

10.9	Convertible Loan Agreement dated January 28, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 1, 2019)

10.10	Subscription Agreement dated January 29, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 1, 2019)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on October 18, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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