Form 10-Q
period 2019-03-31
Kaixin Auto Holdings
filed 2019-05-15
CIK 1713539

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-38261

Kaixin Auto Holdings
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5/F, North Wing, 18 Jiuxianqiao Middle Road, Chaoyang District, Beijing, People’s Republic of China, 100016

(Address of principal executive offices)

+86 (10) 8448 1818

(Issuer’s telephone number)

CM Seven Star Acquisition Corporation Suite 1306, 13/F, AIA Central, 1 Connaught Road, Central, Hong Kong

(Former name, former address and former fiscal year, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☒

As of May 15, 2019, 61,352,859 ordinary shares, par value $0.0001 per share, were issued and outstanding.

KAIXIN AUTO HOLDINGS

(formerly CM Seven Star Acquisition Corporation)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

KAIXIN AUTO HOLDINGS

(formerly CM Seven Star Acquisition Corporation)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash	$53,980	$39,643
Prepaid assets	88,178	59,096
Total Current Assets	142,158	98,739

Cash and securities held in Trust Account	213,708,706	210,455,469
Total assets	$213,850,864	$210,554,208

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$209,432	$787,507
Due to Kaixin	1,050,000	-
Due to related parties	3,538	18,918
Due to Sponsor	2,613,629	500,000
Total current liabilities	3,876,599	1,306,426

Commitments
Ordinary shares subject to possible redemption, 20,497,426 and 20,424,778 shares at redemption value at March 31, 2019 and December 31, 2018, respectively	204,974,260	204,247,780

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,825,666 shares (excluding 20,497,426 shares subject to possible redemption) and 5,898,314 shares (excluding 20,424,778 shares subject to possible redemption) issued and outstanding at March 31, 2019 and December 31, 2018, respectively	582	590
Additional paid-in capital	1,687,900	2,414,372
Retained earnings	3,311,523	2,585,040
Total shareholders’ equity	5,000,005	5,000,002

Total Liabilities and Shareholders’ Equity	$213,850,864	$210,554,208

The accompanying notes are an integral part of these condensed financial statements.

KAIXIN AUTO HOLDINGS

(formerly CM Seven Star Acquisition Corporation)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Formation and operating costs	$464,129	$111,785
Loss from operations	464,129	111,785

Other income
Realized loss from sale of investment	-	(97,758)
Interest income	1,190,612	737,244
Total other income	1,190,612	639,486

Net income	$726,483	$527,701

Weighted average shares outstanding, basic and diluted	26,323,092	26,323,092

Basic and diluted net income per ordinary share	$0.03	$0.02

The accompanying notes are an integral part of these condensed financial statements.

KAIXIN AUTO HOLDINGS

(formerly CM Seven Star Acquisition Corporation)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Ordinary Shares (1)		Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Earnings	Equity

Balance as of December 31, 2018	5,898,314	$590	$2,414,372	$2,585,040	$5,000,002

Reclassification of ordinary shares subject to possible conversion	(72,648)	(8)	(726,472)	-	(726,480)

Net income	-	-	-	726,483	726,483

Balance as of March 31, 2019	5,825,666	$582	$1,687,900	$3,311,523	$5,000,005

(1)	This number excludes 20,497,426 and 20,424,778 ordinary shares subject to possible redemption at March 31, 2019 and December 31, 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

KAIXIN AUTO HOLDINGS

(formerly CM Seven Star Acquisition Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$726,483	$527,701
Adjustments to reconcile net income to net cash used in operating activities:
Realized loss from sale of investment		97,758
Interest earned on investment held in Trust Account	(1,189,600)	(737,203)
Changes in current assets and current liabilities:
Prepaid assets	(29,082)	(23,250)
Accounts payable and accrued expense	(578,073)	49,516
Due to related parties	(15,381)	3,721
Net cash used in operating activities	(1,085,653)	(81,757)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(2,063,639)	-
Proceeds from sales and redemptions of investment held in Trust Account	210,760,000	207,078,506
Purchase of investment held in Trust Account	(210,760,000)	(207,078,506)
Net cash used in investing activities	(2,063,639)	-

Cash Flows from Financing Activities:
Proceeds from Kaixin	1,050,000	-
Proceeds from Sponsor loan	2,113,629	-
Net cash provided from financing activities	3,163,629	-

Net (Decrease) Increase in Cash	14,337	(81,757)
Cash - Beginning	39,643	165,405
Cash - Ending	$53,980	$83,648

The accompanying notes are an integral part of these condensed financial statements.

KAIXIN AUTO HOLDINGS

(formerly CM Seven Star Acquisition Corporation)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

 (Unaudited)

Note 1 — Organization and Business Operations

Organization and General

Kaixin Auto Holdings, formerly CM Seven Star Acquisition Corporation, (the “Company” or “KAH”) was incorporated as a blank check company on November 28, 2016, under the laws of the Cayman Islands for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business were not limited to a particular industry or geographic location.

As of March 31, 2019, the Company had not yet commenced any operations generating revenue. The Company has selected December 31 as its fiscal year end.

On April 30, 2019, the Company consummated a Business Combination. See Note 10 - Subsequent Events for further discussion.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 475,000 units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor (the “Sponsor” or “SVF”), generating gross proceeds of $4,750,000, which is described in Note 4.

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

The funds in the Trust Account were permitted to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below, except that interest earned on the Trust Account were permitted to be released to pay the Company’s income or other tax obligations.

Initial Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all of the net proceeds were intended to be generally applied toward consummating a Business Combination. The Company’s Business Combination was required to be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company was only to complete a Business Combination if the post-Business Combination company owned or acquired 50% or more of the outstanding voting securities of the target or otherwise acquired a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The Company initially had 15 months (to January 2019) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company were unable to complete a Business Combination within the Combination Period, it would have triggered the automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. However, if the Company anticipated that it may not be able to consummate a Business Combination within 15 months, the Company was permitted to, but was not obligated to, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the Amended and Restated Memorandum and Articles of Association then in effect and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate a Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, were required to deposit into the trust account $2,063,629 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders received a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the trust account to do so. Such notes were to either be paid upon consummation of the initial Business Combination, or, at the lender’s discretion, converted upon consummation of the Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of a Business Combination. The Company issued a press release announcing such intention on January 25, 2019. In addition, the Company issued a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited.  On January 25, 2019, the Company extended the time required for the Company to complete its proposed Business Combination with Kaixin, for an additional three-months, ending April 30, 2019. The Sponsor or its designees and Kaixin deposited an aggregate amount of $2,063,629, of which Kaixin funded $1,050,000 and the Sponsor funded $1,013,629, representing $0.10 per public share, into the Company’s Trust account on January 25, 2019 pursuant to the terms of the investment management trust agreement entered into by the Company at the time of the Company’s initial public offering and pursuant to the terms of the definitive share exchange agreement previously entered into by the Company and Kaixin.

The amount in the Trust Account (less the aggregate nominal par value of the shares of the Company’s public shareholders) under the Companies Law was treated as share premium which is distributable under the Companies Law. If the Company were forced to liquidate the Trust Account, the public shareholders would have been distributed the amount in the Trust Account calculated as of the date that is two days prior to the distribution date (including any accrued interest). On April 30, 2019, 20,403,667 shares of KAH ordinary shares were redeemed upon consummation of the Business Combination. See Note 10 - Subsequent Events for further discussion.

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

Share Exchange Agreement

On November 2, 2018, the Company entered into a share exchange agreement with Renren Inc. (“Renren” or the “Seller”) and Kaixin Auto Group (“Kaixin”) pursuant to which the Company would acquire all of the outstanding equity interests of Kaixin (the “Share Exchange Agreement,” and the transactions contemplated thereby, the “Business Combination”). Kaixin was founded in 2015 by its corporate parent, Renren, to capitalize on growth in China’s used car financing industry. Kaixin operates a unique business model that includes on-line and brick-and-mortar dealerships as well as a network of parties that provide a range of value-added and after-sale services.

100% of the acquisition consideration is newly issued ordinary shares of the Company and amounts remaining in the Company’s trust account at the closing of the business combination are expected to be used for Kaixin’s capital growth. Upon closing of the acquisition, Kaixin shareholders received approximately 28.3 million in ordinary shares as consideration and up to approximately 19.5 million additional ordinary shares based on incentive earnouts (as described in more detail below), issuable in the future upon achievement of certain financial results and/or share prices, and subject to certain indemnification arrangements. In addition, 4.7 million ordinary shares were reserved for issuance under an equity incentive plan in exchange for outstanding options in Kaixin.

If Kaixin’s revenue equals or exceeds RMB5.0 billion in 2019 (USD 725.7 million), Renren will receive 1.95 million ordinary shares. If Kaixin’s 2019 Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) equals RMB150 million (USD 21.8 million), Renren will receive 3.9 million ordinary shares, increasing proportionally to 7.8 million shares if 2019 Adjusted EBITDA equals or exceeds RMB200 million (USD 29.0 million). If Kaixin’s 2020 Adjusted EBITDA equals RMB340 million (USD 49.3 million), Renren will receive 4.875 million ordinary shares, increasing proportionally to 9.75 million ordinary shares if 2020 Adjusted EBITDA equals or exceeds RMB480 million (USD 69.7 million). Notwithstanding the Revenue and Adjusted EBITDA achieved by the post-transaction company for any period, Kaixin shareholders will receive the 2019 earnout shares if the Company’s share price is higher than $13.00 for any sixty days in any period of ninety consecutive trading days during a fifteen month period following the closing, and will receive the 2019 earnout shares and the 2020 earnout shares if the Company’s share price is higher than $13.50 for any sixty days in any period of ninety consecutive trading days during a thirty month period following the closing.

Convertible Loan Agreement

On January 28, 2019, the Company entered into a convertible loan agreement with Kaixin and Kunlun Tech Limited (“Kunlun”), pursuant to which Kunlun agreed to fund, subject to customary closing conditions, a $23 million convertible loan to Kaixin (the “Kunlun Loan”), with interest payable at the rate stipulated by the People’s Bank of China. The first tranche of the Loan, in the amount of $20 million, was funded to Kaixin on January 28, 2019, and the remaining $3 million is to be funded on or before January 31, 2020.

Upon completion of the Business Combination with Kaixin, all amounts outstanding under the Kunlun Loan were automatically converted into Company units (each unit having the same underlying securities as were issued in Initial Public Offering) at a conversion price of $10.00 per unit.

Accounting for the Acquisition

The Business Combination is accounted for as a “reverse merger” in accordance with U.S. GAAP. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, Kaixin securityholders have a majority of the voting power of the combined company, Kaixin comprising all of the ongoing operations of the combined entity, Kaixin comprising a majority of the governing body of the combined company, and Kaixin’s senior management comprising all of the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of Kaixin issuing shares for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company for subsequent periods will be stated at fair value which approximates historical costs as the Company has only cash and short-term liabilities. No goodwill or other intangible assets are recorded. Operations prior to the Business Combination will be those of Kaixin.

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

The Company paid the costs of liquidating the Trust Account from the remaining assets outside of the trust account.

Liquidity

As of March 31, 2019, the Company had cash outside the Trust Account of $53,980 available for working capital needs. All remaining cash was held in the Trust Account and was generally unavailable for use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2019, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through the March 31, 2019, the Company’s liquidity needs were satisfied through receipt of $31,038 from the sale of the insider shares, advances from the Company’s Sponsor and an affiliate of the Sponsor in an aggregate amount of $663,009 which were repaid upon the IPO, and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and Note 4). On May 23, 2018 and January 24, 2019, the Sponsor loaned to the Company an additional $500,000 (see Note 5) and $1,100,000 (see Note 5), respectively, pursuant to the non-convertible non-interest-bearing promissory notes, which will be repaid promptly after the date on which the Company consummates a Business Combination. On January 25, 2019, the Company issued two promissory notes in the aggregate of $2,063,629 to its Sponsor and Kaixin. The promissory note issued to the Sponsor was $1,013,629 and the promissory note issued to Kaixin was $1,050,000. The $2,063,629 received by the Company upon issuance of the notes was deposited into the Company’s Trust Account for the benefit of its public shareholders in order to extend the period of time the Company had to complete a business combination for an additional three months, from January 30, 2019 to April 30, 2019 (see Notes 5 and 7).. The note does not bear interest and is payable promptly after the date the Company completes a Business Combination.

Until consummation of its Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

On November 2, 2018, the Company entered into a Share Exchange Agreement with Kaixin Auto Group. The Business Combination closed on April 30, 2019. The Company has engaged several professional firms for services regarding the transaction, resulting in a significant increase in the Company’s expenditures for merger and acquisition related activities. On April 30, 2019, the Company consummated the transactions contemplated by the Share Exchange Agreement. Please see Note 10 – Subsequent Events for further discussion.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Accordingly, offering costs totaling approximately $8,280,000 have been charged to shareholders’ equity (consisting of $4,127,260 in underwriters’ fees, plus $881,326 of other cash expenses, and a non-cash charge of $3,271,400 to record the fair value of the UPO (as described in Note 8 Commitments & Contingencies)).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash, prepaid assets, accounts payable and accrued expenses, due to Kaixin, due to related parties and due to Sponsor are estimated to approximate the carrying values as of March 31, 2019 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$177	$177	$—	$—
U.S. Treasury Securities held in Trust Account	213,708,529	—	210,708,529	—
	$213,708,706	$177	$210,708,529	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$3,600	$3,600	$—	$—
U.S. Treasury Securities held in Trust Account	210,451,869	—	210,451,869	—
	$210,455,469	$3,600	$210,451,869	$—

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

 Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding for the period. At March 31, 2019 and December 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified the Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on November 28, 2016, the evaluation was performed through the 2018 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on October 30, 2017, the Company sold 18,000,000 Units at a purchase price of $10.00 per Unit. On November 3, 2017, in connection with the underwriters’ exercise of their over-allotment option, the Company consummated the sale of an additional 2,636,293 Public Units at $10.00 per Unit. Each Unit consists of one ordinary share, one-half of one redeemable warrant (“Public Warrant”), and one right (“Public Right”). Each whole redeemable warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 (see Note 9). No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Every 10 Public Rights will convert automatically into one share of ordinary shares upon consummation of a Business Combination (see Note 9). On November 3, 2017, the underwriters canceled the remainder of the over-allotment option.

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

The Private Units were identical to the units sold in the Initial Public Offering except the Private Units were non-redeemable. The purchasers of the Private Units agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares) until the completion of the Business Combination.

Note 5 – Related Party Transactions

Insider Shares

On July 11, 2017, the Company issued 4,312,500 shares (“Insider Shares”) of ordinary shares to the shareholders (“Initial Shareholders”) for an aggregate amount of $25,000. On October 25, 2017, an additional 862,500 shares of the Company were issued to the Initial Shareholders for an aggregate amount of $6,038. The 5,175,000 Insider Shares include an aggregate of up to 675,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Shareholders owned 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 3, 2017, 15,927 Insider Shares were forfeited to the extent that the underwriters’ over-allotment is exercised in part. The Initial Shareholders maintained 20% of the Company’s issued and outstanding shares after the Initial Public Offering and the exercise of the over-allotment.

The Initial Shareholders agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until (1) with respect to 50% of the Insider Shares, the earlier of one year after the date of the consummation of the Business Combination and the date on which the closing price of the common shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Business Combination and (2) with respect to the remaining 50% of the Insider Shares, one year after the date of the consummation of the Business Combination, or earlier, in either case, if, subsequent to the Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their common shares for cash, securities or other property.

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

On May 23, 2018, the Sponsor loaned to the Company an additional $500,000 pursuant to a non-convertible non-interest-bearing promissory note, which will be repaid promptly after the date on which the Company consummates a Business Combination.

On January 24, 2019, the Sponsor loaned to the Company an additional $1,100,000 pursuant to a non-convertible non-interest-bearing promissory note, which will be repaid promptly after the date on which the Company consummates a Business Combination.

On January 25, 2019, the Company issued a convertible promissory note to the Sponsor amounting to $1,013,629, and such amount received by the Company upon issuance of the note was deposited into the Company’s Trust Account for the benefit of its public shareholders in order to extend the period of time the Company has to complete a business combination for an additional three months, from January 30, 2019 to April 30, 2019.

As of March 31, 2019 and December 31, 2018, the total of all Sponsor loans to the Company was $2,613,629 and $500,000, respectively.

As of March 31, 2019 and December 31, 2018, amount due to related parties were $3,538 and $18,919, respectively. The amounts were unpaid reimbursements for the operating expenses paid by the officers on behalf of the Company.

Related Party Loans

In order to meet the working capital needs following the IPO, the initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes could either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Business Combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 55,000 ordinary shares (which includes 5,000 shares issuable upon conversion of rights) and warrants to purchase 25,000 ordinary shares if $500,000 of notes were so converted). The Company’s shareholders have approved any issuance of the units and underlying securities upon conversion of such notes, to the extent an optional conversion is included and the holder wishes to so convert them at the time of the consummation of the initial Business Combination. There was no outstanding balance under Working Capital Loans from related party as of March 31, 2019 and December 31, 2018.

Note 6 —Investment Held in Trust Account

As of March 31, 2019, the investment in the Company’s Trust Account consisted of $177 in cash and $213,708,529 in U.S. Treasury Securities. As of December 31, 2018, the investment in the Company’s Trust Account consisted of $3,600 in cash and $210,451,869 in U.S. Treasury Securities. The Company classifies its United States Treasury Bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. As of March 31, 2019 and December 31, 2018, cash and investments held in trust account are $213,708,706 and $210,455,469, respectively. The carrying value, excluding gross unrealized holding gain (loss) and fair value of held to maturity securities on March 31, 2019 and December 31, 2018 are as follows:

	Carrying Value as of March 31, 2019	Gross Unrealized Holding Gain	Fair Value as of March 31, 2019
Cash	$177	$—	$177
U.S. Treasury Securities	213,708,529	848	213,709,377
	$213,708,706	$848	$213,709,554

	Carrying Value as of December 31, 2018	Gross Unrealized Holding Gain	Fair Value as of December 31, 2018
Cash	$3,600	$—	$3,600
U.S. Treasury Securities	210,451,869	15,175	210,467,044
	$210,455,469	$15,175	$210,470,644

In January 2019, the Company redeemed the expired treasury bills for total cash proceeds of $210,760,000 and re-invested in U.S. Treasury Bills.

Note 7 – Due to Kaixin

On January 25, 2019, the Company issued a convertible promissory note to Kaixin amounting to $1,050,000, and such amount received by the Company upon issuance of the note was deposited into the Company’s Trust Account for the benefit of its public shareholders in order to extend the period of time the Company has to complete a business combination for an additional three months, from January 30, 2019 to April 30, 2019. Kaixin has the right to convert the note in whole into Private Units of the Company at a price of $10 per unit upon the closing of a Business Combination.

Note 8 – Commitments & Contingencies

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, Inc. (“EBC”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with an Business Combination. The Company will pay EBC a cash fee equal to 3.5% of the gross proceeds raised in the offering for such services upon the consummation of the Business Combination (exclusive of any applicable finders’ fees which might become payable), provided that up to 1.0% of the gross proceeds raised in the offering payable to EBC may be allocated at the Company’s sole discretion to one or more advisors that assist in identifying and consummating a Business Combination. The Company will also reimburse EBC for up to $20,000 of its reasonable costs and expenses incurred by it (including reasonable fees and disbursements of counsel) in connection with the performance of its services.

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

The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of this unit purchase option to be approximately $3,271,400 (or $3.64 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 38%, (2) risk-free interest rate of 2.03% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

Subscription Agreement

On January 29, 2019, the Company entered into a subscription agreement (the “Subscription Agreement”) with one accredited investor to sell 750,000 of its units (each unit having the same underlying securities as were issued in the Initial Public Offering) at a price of $10.00 per unit. The closing took place on the closing date of the Business Combination. The investor received certain demand and piggyback registration rights pursuant to the terms of the Subscription Agreement.

Note 9 — Shareholders’ Equity

Preferred Shares - The Company is authorized to issue a total of 2,000,000 preferred shares of a par value of $0.0001 each. At March 31, 2019 and December 31, 2018, there were no shares of preferred shares issued or outstanding.

Ordinary Shares - The Company is authorized to issue a total of 200,000,000 ordinary shares of a par value of $0.0001 each. As of March 31, 2019, the Company has issued an aggregate of 5,825,666 ordinary shares, excluding 20,497,426 shares of ordinary shares subject to possible redemption. As of December 31, 2018, the Company has issued an aggregate of 5,898,314 ordinary shares, excluding 20,424,778 shares of ordinary shares subject to possible redemption.

Warrants - Each whole Public Warrant is exercisable for one Ordinary Share at a price of $11.50 per full share. Because the warrants may only be exercised for whole numbers of shares, only a whole number of warrants may be exercised at any given time. The warrants become exercisable on the later of the completion of the Business Combination. If a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within 90 days following the consummation of the Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the day prior to the date of exercise.

The warrants issued in the Private Units (“Private Warrants”) are identical to the Public Warrants sold in this offering except the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

The Company may redeem the outstanding warrants (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon a minimum of 30 days’ prior written notice of redemption,

●	if, and only if, the last sales price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

Rights - Each holder of a right automatically received one-tenth (1/10) of an ordinary share upon consummation of the initial Business Combination, even if the holder of a Public Right converted all ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s certificate of incorporation with respect to its pre-business combination activities. The shares issuable upon exchange of the rights are freely tradable (except to the extent held by affiliates of the Company).

The Company did not issue fractional shares in connection with an exchange of rights. Fractional shares were either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law.

Note 10 – Subsequent Events

On April 25, 2019, the Company entered into a convertible loan agreement with Kaixin and 58.com Holdings Inc. (“58.com Holdings”), pursuant to which 58.com Holdings agreed to fund, subject to customary closing conditions, a $1 million convertible loan to Kaixin (the “58.com Holdings Loan”), with interest payable at the rate stipulated by the People’s Bank of China. The 58.com Holdings Loan was funded to Kaixin on April 30, 2019. Upon completion of the Business Combination discussed below, all amounts outstanding under the 58.com Holdings Loan were automatically converted into the Company’s ordinary shares at a conversion price of $10.00 per ordinary share.

On April 30, 2019 (the “transaction closing date”), pursuant to the Exchange Agreement, the Company acquired 100% of the issued and outstanding securities of Kaixin, in exchange for approximately 28.3 million ordinary shares of KAH, or one KAH share for approximately 4.85 outstanding shares of Kaixin. An additional 4.7 million shares of KAH is reserved for issuance under an equity incentive plan in exchange for outstanding options in Kaixin. Additionally, 19.5 million earnout shares are to be issued and held in escrow. The Seller may be entitled to receive earnout shares as follows: (1) if the Company’s gross revenue for the year ended December 31, 2019 is greater than or equal to RMB 5,000,000,000, the Seller is entitled to receive 1,950,000 ordinary shares of KAH; (2) if the Company’s adjusted EBITDA for the year ended December 31, 2019 is greater than or equal to RMB 150,000,000, the Seller is entitled to receive 3,900,000 ordinary shares of KAH, increasing proportionally to 7,800,000 ordinary shares if Company’s adjusted EBITDA is greater than or equal to RMB 200,000,000; and (3) if the Company’s adjusted EBITDA for the year ended December 31, 2020 is greater than or equal to RMB 340,000,000, the Seller is entitled to receive 4,875,000 ordinary shares of KAH, increasing proportionally to 9,750,000 ordinary shares if the Company’s adjusted EBITDA is greater than or equal to RMB 480,000,000.

A total of 20,403,667 shares of KAH ordinary shares were redeemed upon consummation of the Business Combination at a redemption price of approximately $10.37 per share into cash of KAH’s ordinary shares.

On the transaction closing date, KAH, Kaixin, Renren and SVF executed an agreement (the “Waiver Agreement”) pursuant to which Kaixin and Renren waived certain rights under the Share Exchange Agreement in exchange for SVF’s commitment (i) to contribute $1.6 million to KAH within two weeks after the closing of the Merger, (ii) to set a limit on the liabilities to be paid by cash (up to US$4.0 million) and noncash (up to US$2.6 million) consideration by KAH and (iii) to within one month use its best efforts to restructure the loans it has extended to KAH.

Also, on the transaction closing date, KAH paid $2 million in cash and issued a $1.5 million note payable to Early Bird Capital (“EBC”) in fees related to the Acquisition.

In May 2019, KAH granted options with respect to 2,206,888 ordinary shares and 2,407,733 restricted shares to its employees, directors and officers, and advisors, under its 2019 Equity Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Kaixin Auto Holdings, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

As of March 31, 2019, we were a blank check company formed on November 28, 2016 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic location.

Results of Operations

Through March 31, 2019, we had no revenue, had had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. Through March 31, 2019 we relied upon the sale of our securities and loans from the Sponsor, our officers and directors to fund our operations.

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

As of March 31, 2019, a total of $213,708,706 was held in a trust account established for the benefit of the Company’s public shareholders, which included $206,362,930 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placements and subsequent interest income.

Our management had broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds were intended to be applied generally towards consummating a business combination.

Business Combination Agreement

On November 2, 2018, we entered into a share exchange agreement (the "Share Exchange Agreement" or the "Agreement") with Renren Inc. ("Renren" or the "Seller") and Kaixin Auto Group ("Kaixin") pursuant to which we would acquire all of the outstanding equity interests of Kaixin (the "Acquisition"). Kaixin was founded in 2015 by its corporate parent, Renren, to capitalize on growth in China’s used car financing industry. Kaixin operates a unique business model that includes on-line and brick-and-mortar dealerships as well as a network of parties that provide a range of value-added and after-sale services.

100% of the acquisition consideration will be newly issued ordinary shares of the Company and amounts remaining in the Company’s trust account at the closing of the business combination are expected to be used for Kaixin’s capital growth. Upon closing of the Acquisition, Kaixin shareholders will receive approximately 28.3 million in shares as consideration and up to approximately 19.5 million additional shares based on incentive earnouts (as described in more detail below), issuable in the future upon achievement of certain financial results and/or share prices, and subject to certain indemnification arrangements. In addition, approximately 4.7 million shares will be reserved for issuance under an equity incentive plan in exchange for outstanding options in Kaixin.

If Kaixin’s revenue equals or exceeds RMB5.0 billion in 2019 (USD 725.7 million), Renren will receive 1.95 million shares. If Kaixin’s 2019 Adjusted EBITDA equals RMB150 million (USD 21.8 million), Renren will receive 3.9 million shares, increasing proportionally to 7.8 million shares if 2019 Adjusted EBITDA equals or exceeds RMB200 million (USD 29.0 million). If Kaixin’s 2020 Adjusted EBITDA equals RMB340 million (USD 49.3 million), Renren will receive 4.875 million shares, increasing proportionally to 9.75 million shares if 2020 Adjusted EBITDA equals or exceeds RMB480 million (USD 69.7 million). Notwithstanding the Revenue and Adjusted EBITDA achieved by the post-transaction company for any period, Kaixin shareholders will receive the 2019 earnout shares if the Company’s share price is higher than $13.00 for any sixty days in any period of ninety consecutive trading days during a fifteen month period following the closing, and will receive the 2019 earnout shares and the 2020 earnout shares if the Company’s share price is higher than $13.50 for any sixty days in any period of ninety consecutive trading days during a thirty month period following the closing.

On January 25, 2019, the Company extended the time required for the Company to complete its proposed Business Combination with Kaixin, for an additional three-months, ending April 30, 2019. The Sponsor or its designees and Kaixin deposited an aggregate amount of $2,063,629, of which Kaixin funded $1,050,000 and the Sponsor funded $1,013,629, representing $0.10 per public share, into the Company’s Trust account on January 25, 2019 pursuant to the terms of the investment management trust agreement entered into by the Company at the time of the Company’s initial public offering and pursuant to the terms of the definitive share exchange agreement previously entered into by the Company and Kaixin.

On April 30, 2019, we consummated the transactions contemplated by the Share Exchange Agreement dated as of November 2, 2018, by and among us, Kaixin and Renren. Upon the closing of the Acquisition, Kaixin Auto Holdings (“KAH”) acquired 100% of the issued and outstanding securities of Kaixin in exchange for approximately 28.3 million ordinary shares of KAH. An additional 4.7 million shares of KAH is reserved for issuance under an equity incentive plan in exchange for outstanding options in Kaixin.

A total of 20,403,667 shares of KAH ordinary shares were redeemed upon consummation of the Acquisition at a redemption price of approximately $10.37 per share into cash of KAH’s ordinary shares.

On the transaction closing date, KAH, Kaixin, Renren and SVF executed an agreement (the “Waiver Agreement”) pursuant to which Kaixin and Renren waived certain rights under the Share Exchange Agreement in exchange for SVF’s commitment (i) to contribute $1.6 million to KAH within two weeks after the closing of the Merger, (ii) to set a limit on the liabilities to be paid by cash (up to US$4.0 million) and noncash (up to US$2.6 million) consideration by KAH and (iii) to within one month use its best efforts to restructure the loans it has extended to KAH.

Also, on the transaction closing date, KAH paid $2 million in cash and issued a $1.5 million note payable to Early Bird Capital (“EBC”) in fees related to the Acquisition.

Accounting for the Acquisition

The Business Combination is accounted for as a “reverse merger” in accordance with U.S. GAAP. Under this method of accounting the Company will be treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Business Combination, Kaixin securityholders obtained a majority of the voting power of the combined company, Kaixin comprising all of the ongoing operations of the combined entity, Kaixin comprising a majority of the governing body of the combined company, and Kaixin’s senior management comprising all of the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of Kaixin issuing shares for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company will be stated at fair value which approximates historical costs as the Company has only cash and short-term liabilities. No goodwill or other intangible assets were recorded. Operations prior to the Business Combination will be those of Kaixin

Results of Operations

Our entire activity from inception through March 31, 2019 was related to the Company’s formation, the IPO and general and administrative activities. From the IPO through March 31, 2019, our activity was limited to the evaluation of business combination candidates and preparation for our business combination, and we did not generate any operating revenues until the closing and completion of our initial business combination on April 30, 2019. We generated small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income was significant in view of our investment in U.S. Treasury Bills from our Trust fund. We incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses incurred for our merger and acquisition related activities.

For the three months ended March 31, 2019 and 2018, we had a net income of $726,483 and $527,701, respectively. The formation and operating costs (not charged against shareholders’ equity) for the three months ended March 31, 2018 was $464,129, an increase of $352,344, from $111,785 for the three months ended March 31, 2018. The increase was mainly caused by the increase in professional fees related to our merger and acquisition related activities. The interest income from investments in our Trust Account for the three months ended March 31, 2019 was $1,190,612, an increase of $453,368, from $737,244 for the three months ended March 31, 2018. The increase was mainly due to improved yields in investments and higher investment balance during the three months ended March 31, 2019 as compared to the comparative 2018 period. Realized loss from sale of investments was $-0- for the three months ended March 31, 2019 as compared to $97,758 for the three months ended March 31, 2018. We incurred a realized loss from sale of investments of $97,758 during the three months ended March 31, 2018, but did not incur such loss during 2019.

Liquidity and Capital Resources

As of March 31, 2019, we had cash outside our trust account of $53,980, available for working capital needs. All remaining cash was held in the trust account and was generally unavailable for our use, prior to an initial business combination.

Our liquidity needs have been satisfied through March 31, 2019 through receipt of $31,038 from the sale of the insider shares, advances from our sponsor and an affiliate of our sponsor in an aggregate amount of $663,009, which were repaid upon our IPO and not outstanding as of December 31, 2017, and the remaining net proceeds from our IPO and Private Placements as well as the additional funding from our sponsor (see below).

Additionally, on April 9, 2018, our sponsor agreed to loan to us an additional $500,000 pursuant to a non-convertible non-interest-bearing promissory note, which will be repaid promptly after the date on which we consummate a business combination. In the event that we are unable to consummate a business combination, as described in the prospectus relating to the IPO, the balance of such note will be forgiven and our sponsor will not be entitled to any payment thereunder.

On January 24, 2019 we issued an unsecured promissory note in the aggregate principal amount of up to $1,100,000 to our sponsor. We may request funds from our sponsor under the note from time to time. The note does not bear interest and matures upon closing of a business combination. Thereafter, the total of all Sponsor loans to us was $1,600,000. In the event that we are unable to consummate a business combination, as described in the prospectus relating to the IPO, the balance of such note will be forgiven and our sponsor will not be entitled to any payment thereunder.

On January 24, 2019 our sponsor and Kaixin extended the time available to us to complete a business combination to April 30, 2019 by depositing $2,063,629 into our trust account. In conjunction with the extension, we issued unsecured promissory notes in the aggregate principal amount of $2,063,629 to our sponsor and Kaixin in exchange for those entities depositing such amount into the Company’s trust account. The notes do not bear interest and mature upon closing of a business combination by us. In addition, the notes may be converted by the holder into our units (identical to the units issued in our initial public offering) at a price of $10.00 per unit.

On January 28, 2019, Kaixin, KAH and an investor entered into a convertible loan agreement pursuant to which the investor has agreed to invest US$23 million into Kaixin with interest payable at the loan interest rate as stipulated by the People’s Bank of China. An additional penalty interest rate will apply for unremitted amounts in the event of a default. US$20 million of the loan was advanced to Kaixin on January 28, 2019, and the remaining US$3 million is to be advanced to Kaixin on January 31, 2020. Upon completion of the Transactions, the loan was converted into 2,000,000 units, each unit consisting of one and one tenths ordinary shares and one half of a redeemable warrant. The securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On January 29, 2019, KAH entered into a subscription agreement with one accredited investor to sell 750,000 of its units (each unit having the same underlying securities as were issued in KAH’s initial public offering) at a price of $10.00 per unit. The closing took place at the closing of the Transactions. The investor received certain demand and piggyback registration rights pursuant to the terms of the subscription agreement. The securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On April 25, 2019, Kaixin, KAH and an investor entered into a convertible loan agreement pursuant to which the investor agreed to invest US$1 million into Kaixin with interest payable at the loan interest rate as stipulated by the People’s Bank of China. Upon completion of the Transactions, the loan was converted into 100,000 ordinary shares. The securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On April 30, 2019, we consummated the transactions contemplated by the Share Exchange Agreement. The Business Combination was approved at a special meeting of shareholders of CM Seven Star Acquisition Corp. on April 24, 2019, and subsequently CM Seven Star Acquisition Corp. was renamed as Kaixin Auto Group.

Off-Balance Sheet Financing Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At March 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

As a smaller reporting company, we are not required to make disclosures under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

As of the date of this report, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Risk factors relating to our Business Combination may be found in our definitive proxy statement, as filed with the SEC on March 29, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

As previously reported in our current report on form 8-K filed with the SEC on May 6, 2019 and as described in Part I, Item 2 of this Form 10-Q, we entered into certain convertible loan agreements in connection with the Business Combination. We intend to use the proceeds therefrom for general corporate purposes.

Item 6.  Exhibits.

Exhibit No.	Description
2.1	Share Exchange Agreement among CM Seven Star Acquisition Corporation, Kaixin Auto Group and Renren Inc., dated November 2, 2018 (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K (File No. 001-38261) filed with the SEC on May 6, 2019).

2.2*	Waiver Letter in connection with the Share Exchange Agreement among CM Seven Star Acquisition Corporation, Kaixin Auto Group, Renren Inc. and Shareholder Value Fund, dated April 30, 2019.

3.1*	Second Amended and Restated Memorandum and Articles of Association of Kaixin Auto Holdings, as adopted by a special resolution on April 24, 2019

4.1	Promissory Note in the principal amount of $1,100,000 dated January 24, 2019 (incorporated by reference to Exhibit 10.6 to the Form 10-K (File No. 001-38261) filed with the SEC on March 25, 2019).

4.2	Promissory Note in the principal amount of $1,013,629.30 dated January 24, 2019 (incorporated by reference to Exhibit 10.7 to the Form 10-K (File No. 001-38261) filed with the SEC on March 25, 2019).

4.3	Convertible Loan Agreement among CM Seven Star Acquisition Corporation, Kaixin Auto Group and Kunlun Tech Limited, dated January 28, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38261) filed with the SEC on February 1, 2019).

4.4	Subscription Agreement between CM Seven Star Acquisition Corporation and E&A Callet Investments Limited, dated January 29, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38261) filed with the SEC on February 1, 2019).

4.5	Promissory Note dated April 9, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38261) filed with the SEC on April 13, 2019).

4.6*	Convertible Loan Agreement among CM Seven Star Acquisition Corporation, Kaixin Auto Group and 58.com Holdings Inc., dated April 25, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAIXIN AUTO HOLDINGS

By:	/s/ Ji Chen
Ji Chen
Chief Executive Officer (Principal executive officer)

By:	/s/ Thomas Jintao Ren
Thomas Jintao Ren
Chief Financial Officer (Principal financial and accounting officer)

Date : May 15, 2019

